Form 10-Q
period 1995-03-31
TENERA LP
filed 1995-05-15
CIK 804731

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

    (MARK ONE)

     [  X  ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

     [     ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

                    FOR THE TRANSITION PERIOD FROM __________ TO __________


                             COMMISSION FILE NUMBER
                                     1-9812

                                  TENERA, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                Delaware                                      94-3022241
    (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)


                2001 Center Street, Berkeley, California  94704
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (510) 845-5200

                           _________________________

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
           Depositary Units Representing Limited Partners' Interests

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X        No       .
                                               -------       -------
   The number of Depositary Units outstanding on March 31, 1995, was 9,351,284.

                               TABLE OF CONTENTS

                                                                                                      PAGE
                         PART I  FINANCIAL INFORMATION

   Item 1.  Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

   Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition      6

                          PART II  OTHER INFORMATION

   Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    *

   Item 2.  Changes in Securities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    *

   Item 3.  Defaults Upon Senior Securities   . . . . . . . . . . . . . . . . . . . . . . . . . . .    *

   Item 4.  Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . .    *

   Item 5.  Other Information   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    *

   Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

__________________________________

  *  None.

                                  TENERA, L.P.
                       COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

  (In thousands, except per unit amounts)

______________________________________________________________________________________________________

                                                                          Three Months Ended March 31,
                                                                         -----------------------------
                                                                             1995               1994
______________________________________________________________________________________________________

 Revenue ..............................................................   $   5,344          $   7,079
 Direct Costs .........................................................       3,199              4,312
 General and Administrative Expenses ..................................       1,956              2,636
 Other Income .........................................................           7                  1
                                                                           --------          ---------
   Operating Income ...................................................         196                132
 Interest Income ......................................................         --                  13
                                                                           --------          ---------
 Net Earnings .........................................................        $196          $     145
                                                                           ========          =========
 Net Earnings per Unit ................................................    $   0.02          $    0.02
                                                                           ========          =========
 Weighted Average Number of Equivalent Units Outstanding ..............       9,541              9,588
                                                                           ========          =========
______________________________________________________________________________________________________

  See accompanying notes.

                                  TENERA, L.P.
                            COMBINED BALANCE SHEETS


  (In thousands, except unit amounts)
_________________________________________________________________________________________________________

                                                                             March 31,       December 31,
                                                                                1995            1994
                                                                            (Unaudited)
_________________________________________________________________________________________________________
 ASSETS
 Current Assets
   Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . .      $ 1,439           $ 1,943
   Receivables, less allowances of $2,897 (1994 - $2,897)
     Billed    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,641             3,448
     Unbilled    . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,506             2,021
   Other current assets    . . . . . . . . . . . . . . . . . . . . . . .          758               681
                                                                              -------           -------
       Total Current Assets    . . . . . . . . . . . . . . . . . . . . .        8,344             8,093
 Property and Equipment, Net   . . . . . . . . . . . . . . . . . . . . .          419               476
 Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           47                47
                                                                              -------           -------
          Total Assets . . . . . . . . . . . . . . . . . . . . . . . . .      $ 8,810           $ 8,616
                                                                              =======           =======
 LIABILITIES AND PARTNERS' CAPITAL
 Current Liabilities
   Bank loan payable, agreement in default   . . . . . . . . . . . . . .      $   750           $   750
   Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .        1,439             1,665
   Accrued compensation and related expenses   . . . . . . . . . . . . .        1,878             1,654
                                                                              -------           -------
        Total Current Liabilities  . . . . . . . . . . . . . . . . . . .        4,067             4,069
   Partners' Capital
   General Partner   . . . . . . . . . . . . . . . . . . . . . . . . . .          316               312
   Limited Partners' Units issued and outstanding - 9,351,284
   (1994 - 9,351,284)  . . . . . . . . . . . . . . . . . . . . . . . . .        5,568             5,376
   Treasury Units - 425,636 (1994 - 425,636)   . . . . . . . . . . . . .       (1,141)           (1,141)
                                                                              -------           -------
        Total Partners' Capital    . . . . . . . . . . . . . . . . . . .        4,743             4,547
                                                                              -------           -------
        Total Liabilities and Partners' Capital  . . . . . . . . . . . .      $ 8,810           $ 8,616
                                                                              =======           =======
_______________________________________________________________________________________________________

  See accompanying notes.


                                  TENERA, L.P.
              COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (UNAUDITED)



  (In thousands, except unit amounts)
_________________________________________________________________________________________________________

                                               General          Limited         Treasury
                                               Partner          Partners          Units           Total
_________________________________________________________________________________________________________
  December 31, 1994   . . . . . . . .         $   312           $  5,376       $  (1,141)       $   4,547

  Net Earnings  . . . . . . . . . . .               4                192              --              196
                                              -------           --------       ---------        ---------
  March 31, 1995  . . . . . . . . . .         $   316           $  5,568       $  (1,141)       $   4,743
                                              =======           =========      =========        =========
_________________________________________________________________________________________________________

  See accompanying notes.


                                  TENERA, L.P.
                       COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

  (In thousands)
_______________________________________________________________________________________________________

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                             1995              1994
______________________________________________________________________________________________________
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    196            $  145
    Adjustments to reconcile net earnings to cash provided (used) by operating activities
      Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . .           78               100
      Gain on sale of equipment  . . . . . . . . . . . . . . . . . . .           (7)               --
      Decrease in allowance for sales adjustments  . . . . . . . . . .           --              (368)
      Amortization of Limited Partners' notes  . . . . . . . . . . . .           --                 4
      Changes in assets and liabilities:
        Receivables  . . . . . . . . . . . . . . . . . . . . . . . . .         (678)             (265)
        Other current assets   . . . . . . . . . . . . . . . . . . . .          (77)               26
        Other assets   . . . . . . . . . . . . . . . . . . . . . . . .           --                (7)
        Accounts payable   . . . . . . . . . . . . . . . . . . . . . .         (226)              579
        Accrued compensation and related expenses  . . . . . . . . . .          224               (48)
                                                                            -------           -------
          Net Cash (Used) Provided by Operating Activities   . . . . .         (490)              166
  CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment  . . . . . . . . . . . . . . . . . . . . .         (21)             (112)
    Proceeds from sale of equipment   . . . . . . . . . . . . . . . . .           7                --
                                                                            -------           -------
          Net Cash Used in Investing Activities  . . . . . . . . . . .          (14)             (112)
  CASH FLOWS FROM FINANCING ACTIVITIES
    Net repurchase of Units  . . . . . . . . . . . . . . . . . . . . .           --               (73)
                                                                            -------           -------
          Net Cash Used by Financing Activities  . . . . . . . . . . .           --               (73)
                                                                            -------           -------
  NET DECREASE IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . .         (504)              (19)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   . . . . . . . . .        1,943             1,580
                                                                            -------           -------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD   . . . . . . . . . . . .      $ 1,439           $ 1,561
                                                                            =======           =======
_____________________________________________________________________________________________________

  See accompanying notes.


                                  TENERA, L.P.
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                            MARCH 31, 1995 AND 1994
                                  (UNAUDITED)
NOTE 1.  ORGANIZATION

   TENERA, L.P. (the Partnership), a Delaware limited partnership, operates its business through TENERA Operating Company, L.P. (the Operating Partnership), a Delaware limited partnership. Teknekron Technology MLP I Corporation, a Delaware corporation (the General Partner) holds a 1% general partners' ownership interest in the Partnership and the Operating Partnership, representing a 1.99% interest in the profits, losses, and distributions of such partnerships on a combined basis.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation. The combined balance sheet as of March 31, 1995, and the combined statements of operations, changes in partners' capital, and cash flows for the three-month periods ended March 31, 1995 and 1994, have been prepared by the Partnership without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1995, and the results of operations and cash flows at March 31, 1995 and 1994, have been made. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto contained in the Form 10-K of the Partnership for the year ended December 31, 1994.

   Earnings per Unit. Earnings per unit are computed on the basis of the weighted average number of equivalent units outstanding during each period. Limited partner units total 9,351,284 units at March 31, 1995, and represent 98.01% of the partnership interest, with the remaining 1.99% being represented by the General Partners' interest. Average equivalent units of 9,541,153 units at March 31, 1995, were used to calculate net earnings per unit, representing both the General and Limited Partners' interest in earnings and unit equivalents of dilutive unit options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                  TENERA, L.P.
                             RESULTS OF OPERATIONS

_______________________________________________________________________________________________________________
                                                                                                       Percent
                                                                                                      Increase
                                                                                                     (Decrease)
                                                                                                       from
                                                                           Percent of Revenue        Prior Year
                                                                        -----------------------      ---------
                                                                        Quarter Ended March 31,
                                                                        -----------------------
                                                                        1995            1994
______________________________________________________________________________________________________________
  Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .      100.0%          100.0%          (24.5)%
  Direct Costs  . . . . . . . . . . . . . . . . . . . . . . . . .       59.9            60.9           (25.8)
  General and Administrative Expenses . . . . . . . . . . . . . .       36.6            37.2           (25.8)
  Other Income  . . . . . . . . . . . . . . . . . . . . . . . . .        1.3              --          (600.0)
                                                                      ------          ------          ------
    Operating Income  . . . . . . . . . . . . . . . . . . . . . .        3.7             1.9            48.5
  Interest Income   . . . . . . . . . . . . . . . . . . . . . . .         --             0.2          (100.0)
                                                                      ------          ------          ------
  Net Earnings  . . . . . . . . . . . . . . . . . . . . . . . . .        3.7%            2.1%           35.2%
                                                                      ======          ======          ======
______________________________________________________________________________________________________________



RESULTS OF OPERATIONS
   Lower revenue in the first quarter of 1995 was offset by lower direct costs and general and administrative expenses, resulting in an increase in net earnings to $196,000 in 1995 from $145,000 in 1994.
   The revenue decrease is primarily a result of significantly reduced overall technical services sales and staffing throughout the Company compared to 1994. The number of clients served during the respective quarters, however, remained relatively constant at 53 in 1995 compared to 50 in 1994. Concentration of revenue from the government sector rose only slightly to 34% of total revenue in 1995 from 32% in 1994, while software revenue remained level at 17% of total revenue for the respective quarters.
   Direct costs were lower overall reflecting the reduced revenue levels.
Gross margin contribution from overall project activity increased slightly to approximately 40% in 1995 from 39% in 1994, primarily reflecting improved pricing and percentage of completion efforts in software services slightly offset by lower pricing rate structures in the government sector.
   General and administrative expenses decreased by $680,000 versus 1994, primarily due to overall reduced staff size, professional services, travel, and office equipment costs in 1995. The pace of these cost reductions exceeded the revenue decline resulting in a slight drop in general and administrative expenses as a percentage of revenue to 36.6% from 37.2% in 1994.
   Other income includes a gain on the sale of assets related to facility downsizing ($7,000).
   Net interest income represents earnings from the investment of cash balances in short-term, high quality, corporate debt instruments, offset by interest charges on borrowing under the Partnership's line of credit. The Partnership had outstanding borrowing of $750,000 under its line of credit at the end of the period in 1995 and no outstanding borrowing at the end of the period in 1994.

LIQUIDITY AND CAPITAL RESOURCES
   Cash and cash equivalents decreased by $504,000 during the first quarter of 1995. The decrease was due to cash used by operations ($490,000) and net acquisition of equipment ($14,000).

   Receivables increased by $678,000 from December 31, 1994, primarily due to an increase in revenue of $1,198,000 during the first quarter of 1995 compared to the fourth quarter of 1994. The allowance for sales adjustments remained unchanged from December 31, 1994.
   Accounts payable and accrued compensation and related expenses remained essentially unchanged from December 31, 1994.
   Partners' capital increased by $196,000 in the period from the net earnings.
   No cash distribution was declared in 1995.
   The impact of inflation on revenue and projects of the Partnership was minimal.
   At March 31, 1995, the Partnership had a $5,000,000 revolving loan facility which expires in May 1995. The Partnership has outstanding borrowing against the line totaling $750,000; and in addition, $175,000 was assigned to support standby letters of credit. Under the agreement, the Partnership is obligated to comply with certain covenants related to equity, current ratio, debt/equity ratio, and profits. At December 31, 1994 and March 31, 1995, the Partnership was unable to obtain waivers from the lender with respect to certain financial covenants in the loan agreement concerning annual profitability and partner's capital, which the Partnership did not satisfy as of these dates. The lender has notified the Partnership that no further advances under the agreement will be made without their approval.
   Management believes that cash expected to be generated by operations, and the Partnership's working capital, are adequate to meet its anticipated liquidity needs through December 31, 1995. The Partnership has received a commitment from a new lender to provide a loan facility upon expiration of the current facility.

                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

     11.0 Statement regarding computation of per unit earnings: See Notes to Combined Financial Statements.

     (B)  REPORTS ON FORM 8-K

     None.


                                   SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Dated:  May 10, 1995

                                 TENERA, L.P.


                                 By      JEFFREY R. HAZARIAN
                                    ----------------------------------------
                                         Jeffrey R. Hazarian
                                       Chief Financial Officer,
                             Corporate Secretary of the General Partner, and
                                      Vice President, Finance of
                         Teknekron Technology MLP I Corporation, General Partner

                        Exhibit Index

Ex. 27  Financial Data Schedule