Form 10-Q
period 1995-06-30
TENERA INC
filed 1995-08-11
CIK 804731

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM _________ TO _________


                           COMMISSION FILE NUMBER
                                   1-9812

                                TENERA, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       Delaware                    94-3213541
           (STATE OF OTHER JURISDICTION OF      (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)     IDENTIFICATION NO.)

           2001 Center Street, Berkeley, California     94704-1204
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (510) 845-5200

                      _________________________________


         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                Common Stock

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                    None

   Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES [X]        NO [ ]

   The number of Shares outstanding on June 30, 1995, was 10,417,345.

                              TABLE OF CONTENTS

                                                                       PAGE
                      PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited) .............................   1

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ...........................   6

                       PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings ............................................   *

Item 2.  Changes in Securities ........................................   *

Item 3.  Defaults Upon Senior Securities ..............................   *

Item 4.  Submission of Matters to a Vote of Security Holders ..........   8

Item 5.  Other Information ............................................   *

Item 6.  Exhibits and Reports on Form 8-K .............................   8

_____________________

* None.

                       PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                TENERA, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

(In thousands, except per share amounts)
___________________________________________________________________________________

                                        Three Months Ended      Six Months Ended
                                             June 30,               June 30,
                                       --------------------   --------------------
                                         1995       1994        1995       1994
___________________________________________________________________________________
Revenue .............................. $  5,664   $  6,418    $ 11,008   $ 13,497
Direct Costs .........................    3,265      3,690       6,464      8,002
General and Administrative Expenses ..    2,154      3,021       4,110      5,657
Other Income (Expenses) ..............        2         (2)          9          0
Special Item .........................        0        500           0        500
                                       ---------  ---------   ---------  ---------
  Operating Income ...................      247        205         443        338
Interest Income (Expense) ............       (6)         7          (6)        19
                                       ---------  ---------   ---------  ---------
Net Earnings ......................... $    241   $    212    $    437   $    357
                                       =========  =========   =========  =========
Pro Forma Net Earnings per Share ..... $   0.02               $   0.03
                                       =========              =========
Weighted Average Number of
Shares Outstanding ...................    9,380                  9,451
                                       =========              =========
___________________________________________________________________________________
See accompanying notes.

                                TENERA, INC.
                         CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
__________________________________________________________________________________________

                                                              June 30,       December 31,
                                                                1995             1994
                                                            (Unaudited)
__________________________________________________________________________________________
ASSETS
Current Assets
  Cash and cash equivalents ..............................    $   1,388        $   1,943
  Receivables, less allowances of $2,808 (1994 - $2,897):
    Billed ...............................................        3,471            3,448
    Unbilled .............................................        2,345            2,021
  Other current assets ...................................          622              681
                                                              ----------       ----------
      Total Current Assets ...............................        7,826            8,093
Property and Equipment, Net ..............................          348              476
Other Assets .............................................           47               47
                                                              ----------       ----------
        Total Assets .....................................    $   8,221        $   8,616
                                                              ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Bank loan payable ......................................    $       0        $     750
  Accounts payable .......................................          824            1,665
  Accrued compensation and related expenses ..............        1,595            1,654
                                                              ----------       ----------
        Total Current Liabilities ........................        2,419            4,069
Shareholders' Equity
  Common Stock, $0.01 par value, 10,417,345 issued and
  outstanding ............................................          104               --
  Paid in capital, in excess of par ......................        5,698               --
  Retained earnings ......................................            0               --
  General Partner ........................................           --              312
  Limited Partners' Units issued and
  outstanding - 9,108,803 (1994 - 9,351,284) .............           --            5,376
  Treasury Units - 668,117 (1994 - 425,636) ..............           --           (1,141)
                                                              ----------       ----------
      Total Shareholders' Equity .........................        5,802            4,547
                                                              ----------       ----------
      Total Liabilities and Shareholders' Equity .........    $   8,221        $   8,616
                                                              ==========       ==========
__________________________________________________________________________________________
See accompanying notes.

                                TENERA, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (Unaudited)

(In thousands, except share amounts)
________________________________________________________________________________________________________

                                             Paid In
                                             Capital
                                                In
                                    Common    Excess   Retained  General   Limited   Treasury
                                    Stock     of Par   Earnings  Partner   Partners   Units     Total
________________________________________________________________________________________________________
December 31, 1994................. $    -_   $    --   $    --   $   312   $ 5,376   $(1,141)  $ 4,547

Net Earnings .....................      --        --        --         4       192        --       196
                                   --------  --------  --------  --------  --------  --------  --------
March 31, 1995 ...................      --        --        --       316     5,568    (1,141)    4,743
Repurchase of 242,481 Units ......      --        --        --        --        --      (182)     (182)
Net Earnings .....................      --        --        --         5       236        --       241
Merger of Predecessor
Partnership into TENERA, Inc. ....      93     4,709        --      (321)   (5,804)    1,323         0
Common Stock Issued at
$0.89 per Share ..................      11       989        --        --        --        --     1,000
                                   --------  --------  --------  --------  --------  --------  --------
June 30, 1995 .................... $   104   $ 5,698   $     0   $    --   $    --   $    --   $ 5,802
                                   ========  ========  ========  ========  ========  ========  ========
________________________________________________________________________________________________________
See accompanying notes.

                                TENERA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

(In thousands)
_____________________________________________________________________________________

                                                                 Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                               1995           1994
_____________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings ............................................. $   437        $   357
  Adjustments to reconcile net earnings to cash provided
  (used) by operating activities:
    Depreciation ...........................................     149            202
    Gain on sale of equipment ..............................      (7)            --
    Decrease in allowance for sales adjustments ............     (89)        (1,189)
    Amortization of Limited Partners' notes ................      --              4
    Changes in assets and liabilities:
      Receivables ..........................................    (258)           (64)
      Other current assets .................................      59            (39)
      Other assets .........................................      --             (7)
      Accounts payable .....................................    (841)           498
      Accrued compensation and related expenses ............     (59)          (222)
                                                             --------       --------
        Net Cash Used By Operating Activities ..............    (609)          (460)
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment .................................     (21)          (203)
  Proceeds from sale of equipment ..........................       7              7
                                                             --------       --------
        Net Cash Used in Investing Activities ..............     (14)          (196)
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment under bank loan agreement ......................    (750)            --
  Net repurchase of Equity .................................    (182)           (73)
  Issuance of Equity .......................................   1,000             --
                                                             --------       --------
        Net Cash Provided (Used) by Financing Activities ...      68            (73)
                                                             --------       --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..................    (555)          (729)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........   1,943          1,580
                                                             --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................. $ 1,388        $   851
                                                             ========       ========
_____________________________________________________________________________________
See accompanying notes.

                                TENERA, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1995 AND 1994
                                 (Unaudited)

NOTE 1.  ORGANIZATION
   TENERA, Inc. (the "Company"), a Delaware corporation, was formed in connection with the conversion of TENERA, L.P. (the predecessor of the Company; the "Predecessor Partnership") into corporate form.
   On June 30, 1995, the Company completed its conversion to corporate form by means of a merger (the "Merger") of the Predecessor Partnership, its General Partner (Teknekron Technology MLP I Corporation) and its Operating Partnership (TENERA Operating Company, L.P.) with, and into, TENERA, Inc. Pursuant to the
Merger: i) the Company succeeded to the business, assets, and liabilities of the Predecessor Partnership; ii) each limited partner Unit previously held by Unitholders in the Predecessor Partnership, (including 184,946 equivalent Units representing the interest in the Partnership of the General Partner), automatically converted to one share of Common Stock of TENERA, Inc.; and iii) an additional 1,123,596 shares of Common Stock were issued to the sole shareholder of the General Partner in consideration of the contribution of $1,000,000 made to TENERA, Inc. by the General Partner in connection with the Merger. The Merger was approved by the Unitholders of the Predecessor Partnership pursuant to the Consent Solicitation Statement/Prospectus dated June 6, 1995, included in the Company's Registration Statement on Form S-4 (Registration Number 33-58393; the "Form S-4").

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   Basis of Presentation. The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at June 30, 1995 and the results of operations and cash flows at June 30, 1995 and 1994, have been made. For further information refer to the financial statements and notes thereto contained in the Form S-4.
   Income Taxes. As a result of the Company's conversion from partnership to corporate form after the close of business on June 30, 1995, the Company is no longer subject to partnership tax treatment where the Company pays no tax itself on Company earnings. Accordingly, the Company became a C Corporation subject to federal and state statutory income tax rates for income earned after the close of business on June 30, 1995. No provision for income taxes has been made by the Company for the three and six months ended June 30, 1995.
   Per Share Information. In accordance with financial reporting guidelines, historical earnings per share information is deleted from the face of the historical income statements because this data is not indicative of the ongoing Company's change in tax treatment. Pro forma per share data for the most recent year and interim period is shown. Pro forma per share data assumes the Company is taxed for federal and state income tax purposes as a C Corporation at a 40% effective tax rate, and is computed on the basis of: weighted average of shares of Common Stock and Common Stock Equivalents outstanding during each period, and is adjusted for the assumed conversion of shares issuable upon exercise of options, after the assumed repurchase of common shares with the related proceeds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                TENERA, INC.
                            RESULTS OF OPERATIONS
                                 (Unaudited)

_______________________________________________________________________________________________________________

                                                                 Percent                              Percent
                                                                Increase                             Increase
                                                               (Decrease)                           (Decrease)
                                                                  from                                 from
                                                                  Prior                                Prior
                                         Percent of Revenue       Year        Percent of Revenue       Year
                                       ----------------------  ----------   ----------------------  ----------
                                            Quarter Ended                      Six Months Ended
                                               June 30,                             June 30,
                                       ----------------------               ----------------------
                                          1995        1994                     1995        1994
_______________________________________________________________________________________________________________
Revenue ..............................   100.0%      100.0%      (11.8)%      100.0%      100.0%      (18.4)%
Direct Costs .........................    57.6        57.5       (11.5)        58.7        59.3       (19.2)
General and Administrative Expenses ..    38.0        47.1       (28.7)        37.3        41.9       (27.3)
Other Income .........................    --          --          --            0.1        --          --
Special Item .........................    --           7.8      (100.0)        --           3.7      (100.0)
                                       ----------  ----------  ----------   ----------  ----------  ----------
  Operating Income ...................     4.4         3.2        20.5          4.1         2.5        31.1
Interest Income ......................    (0.1)        0.1      (185.7)         0.1         0.1      (131.6)
                                       ----------  ----------  ----------   ----------  ----------  ----------
Net Earnings .........................     4.3%        3.3%       13.7%         4.0%        2.6%       22.4%
                                       ==========  ==========  ==========   ==========  ==========  ==========
_______________________________________________________________________________________________________________

RESULTS OF OPERATIONS
   Lower revenue in the second quarter and first half of 1995 was offset by lower direct costs and general and administrative expenses. This resulted in net earnings of $241,000 in the second quarter of 1995, compared to a quarterly net loss of $295,000 before the special item in 1994. Likewise, the Company reported first-half net earnings to $437,000 in 1995, compared to a loss of $143,000 in 1994 before the special item.
   The revenue decrease is primarily a result of significantly reduced overall technical services sales and staffing throughout the Company compared to 1994. The number of clients served during the respective quarters, however, remained relatively constant at 58 in 1995 compared to 59 in 1994. Concentration of revenue from the government sector decreased slightly to 34% of total revenue in both the second quarter and first half of 1995 from 38% and 35%, respectively, in 1994, while software revenue increased slightly to 22% of total revenue in the second quarter and 20% in the first half of 1995, from 18% in both comparable periods of 1994. Revenue from software license and maintenance fees rose to $431,000 and $539,000 in the second quarter and first half of 1995, respectively, from $123,000 and $197,000 in the comparable periods of 1994, primarily due to the recognition of license fees associated with certain milestone achievements in the ongoing New York Metropolitan Transit Authority installation.

   Direct costs were lower overall reflecting the reduced revenue levels. Gross margin contribution from overall project activity remained constant at approximately 42% during the second quarters of 1995 and 1994, and at approximately 41% for the first half of each year. These 1995 margins reflect improved pricing and percentage of completion efforts in software services. The 1994 margins include a reduction in the second quarter of 1994 of contract completion and warranty accruals established in 1993, as a result of improved performance on certain fixed-price projects during the period.
   General and administrative expenses decreased by $425,000 in the second quarter versus 1994, and by $1,538,000 in the first half of 1995 compared to 1994, primarily due to overall reduced staff size, professional services, facilities, travel and office equipment costs in 1995, partially offset by an incentive compensation award and costs associated with converting the Company structure to corporate form in 1995. The pace of these net cost reductions exceeded the revenue decline resulting in a drop in general and administrative expenses as a percentage of revenue in the second quarter and first half to 38% and 37%, respectively, from 47% and 42% in comparable periods in 1994.
   Other income for the first half of 1995 includes a gain on the sale of assets related to facility downsizing ($9,000).
   Net interest income represents earnings from the investment of cash balances in short-term, high quality, corporate debt instruments, offset by interest charges on borrowing under the Company's line of credit. The Company had no outstanding borrowing under its line of credit at the end of the first half of 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES
   Cash and cash equivalents decreased by $555,000 during the first half of 1995. The decrease was due to cash used by operations ($609,000), and net acquisition of equipment ($14,000), offset by cash provided by financing activities ($68,000).
   Receivables increased by $258,000 from December 31, 1994, primarily due to a continued increase in quarterly revenue during the first half of 1995 compared to the fourth quarter of 1994. The allowance for sales adjustments decreased $89,000 from December 31, 1994 due to the write-off of a disputed outstanding receivable.
   Accounts payable and accrued compensation and related expenses decreased by $900,000 during the period, primarily due to a decrease in overall direct costs and general and administrative expenses, as well as, the payment of the Company's 1994 contribution to the 401(k) and Money Purchase Plan. During the second quarter of 1995, the Company also paid off its outstanding borrowing under the line of credit ($750,000).
   Equity increased by $1,255,000 in the period due to the receipt of additional capital ($1,000,000) in connection with the Merger and net earnings during the period ($437,000), partially offset by the repurchase of Units prior to the Merger ($182,000).
   No cash distribution was declared in 1995.
   The impact of inflation on revenue and projects of the Company was minimal. At June 30, 1995, the Company had available $4,500,000 of a $5,000,000 revolving loan facility with a new lender which expires in May 1996. The Company has no outstanding borrowing against the line, however, $500,000 was assigned to support standby letters of credit.
   Management believes that cash expected to generated by operations, and the Company's working capital, and its loan facility are adequate to meet its anticipated liquidity needs through December 31, 1995.

                        PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Consents of the Unitholders of the Predecessor Partnership to the conversion of the Company to corporate form (the "Conversion") were solicited pursuant to the Consent Solicitation Statement/Prospectus dated June 6, 1995, included in the Company's Registration Statement on Form S-4 (Registration Number 33-58393). The number of votes cast for the Conversion were 5,413,583, the number of votes cast against the Conversion were 12,817, and the number of votes abstaining were 9,428.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)   EXHIBITS

         11.0  Statement regarding computation of per share earnings:
               See Notes to Consolidated Financial Statements.

         (B)   REPORTS ON FORM 8-K

         None.



                                SIGNATURES


   PURSUANT TO THE REQUIREMENT OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                  TENERA, INC.


Dated:  August 11, 1995           By:        JEFFREY R. HAZARIAN
                                       ------------------------------
                                             Jeffrey R. Hazarian
                                          Chief Financial Officer,
                                          Corporate Secretary, and
                                          Vice President, Finance

                                EXHIBIT INDEX

Ex. 27 Financial Data Schedule