Form 10-Q
period 1995-09-30
TENERA INC
filed 1995-11-14
CIK 804731

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM _________ TO _________


                           COMMISSION FILE NUMBER
                                   1-9812

                                TENERA, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       Delaware                    94-3213541
           (STATE OF OTHER JURISDICTION OF      (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)     IDENTIFICATION NO.)

 One Market, Spear Tower, Suite 1850, San Francisco, California     94105-1018
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (415) 536-4744

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

   The number of Shares outstanding on September 30, 1995, was 10,417,345.

                              TABLE OF CONTENTS

                                                                       PAGE
                      PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited) .............................   1

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ...........................   6

                       PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings ............................................   9

Item 2.  Changes in Securities ........................................   *

Item 3.  Defaults Upon Senior Securities ..............................   *

Item 4.  Submission of Matters to a Vote of Security Holders ..........   *

Item 5.  Other Information ............................................   *

Item 6.  Exhibits and Reports on Form 8-K .............................   9

--------------------
* None.

                       PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                TENERA, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

(In thousands, except per share amounts)
___________________________________________________________________________________

                                        Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                       --------------------   --------------------
                                         1995       1994        1995       1994
___________________________________________________________________________________
Revenue .............................. $  7,249   $  5,907    $ 18,257   $ 19,404
Direct Costs .........................    5,033      3,666      11,497     11,668
General and Administrative Expenses ..    1,866      2,231       5,976      7,888
Other Income (Expenses) ..............        1        (12)         10        (12)
Special Item .........................       --         --          --        500
                                       ---------  ---------   ---------  ---------
    Operating Income (Loss) ..........      351         (2)        794        336
Interest Income (Expense) ............        1          6          (5)        25
                                       ---------  ---------   ---------  ---------
  Pre-tax earnings....................      352   $      4         789   $    361
                                                  =========              =========
Income Tax Expense ...................      141                    141
                                       ---------              ---------
Net Earnings ......................... $    211               $    648
                                       =========              =========
Pro Forma Net Earnings per Share ..... $   0.02               $   0.05
                                       =========              =========
Weighted Average Number of
Shares Outstanding ...................   10,588                  9,861
                                       =========              =========
___________________________________________________________________________________
See accompanying notes.

                                TENERA, INC.
                         CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
__________________________________________________________________________________________

                                                             Sept. 30,       December 31,
                                                                1995             1994
                                                            (Unaudited)
__________________________________________________________________________________________
ASSETS
Current Assets
  Cash and cash equivalents ..............................    $     745        $   1,943
  Receivables, less allowances of $2,907 (1994 - $2,897):
    Billed ...............................................        3,920            3,448
    Unbilled .............................................        3,435            2,021
  Other current assets ...................................          763              681
                                                              ----------       ----------
      Total Current Assets ...............................        8,863            8,093
Property and Equipment, Net ..............................          368              476
Other Assets .............................................           47               47
                                                              ----------       ----------
          Total Assets ...................................    $   9,278        $   8,616
                                                              ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Bank loan payable ......................................    $      --        $     750
  Accounts payable .......................................          913            1,665
  Accrued compensation and related expenses ..............        2,186            1,654
  Income taxes payable ...................................          141               --
                                                              ----------       ----------
      Total Current Liabilities ..........................        3,240            4,069
Non-Current Liabilities ..................................           25               --
                                                              ----------       ----------
        Total Liabilities ................................        3,265            4,069
Shareholders' Equity
  Common Stock, $0.01 par value, 10,417,345 issued and
  outstanding ............................................          104               --
  Paid in capital, in excess of par ......................        5,698               --
  Retained earnings ......................................          211               --
  General Partner ........................................           --              312
  Limited Partners' Units issued and
  outstanding - 9,108,803 (1994 - 9,351,284) .............           --            5,376
  Treasury Units - 668,117 (1994 - 425,636) ..............           --           (1,141)
                                                              ----------       ----------
        Total Shareholders' Equity .......................        6,013            4,547
                                                              ----------       ----------
          Total Liabilities and Shareholders' Equity .....    $   9,278        $   8,616
                                                              ==========       ==========
__________________________________________________________________________________________
See accompanying notes.

                                TENERA, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (Unaudited)

(In thousands, except share amounts)
________________________________________________________________________________________________________

                                             Paid In
                                             Capital
                                                In
                                    Common    Excess   Retained  General   Limited   Treasury
                                    Stock     of Par   Earnings  Partner   Partners   Units     Total
________________________________________________________________________________________________________
December 31, 1994................. $    -_   $    --   $    --   $   312   $ 5,376   $(1,141)  $ 4,547

Net Earnings .....................      --        --        --         4       192        --       196
                                   --------  --------  --------  --------  --------  --------  --------
March 31, 1995 ...................      --        --        --       316     5,568    (1,141)    4,743

Repurchase of 242,481 Units ......      --        --        --        --        --      (182)     (182)
Net Earnings .....................      --        --        --         5       236        --       241
Merger of Predecessor
Partnership into TENERA, Inc. ....      93     4,709        --      (321)   (5,804)    1,323        --
Common Stock Issued at
$0.89 per Share ..................      11       989        --        --        --        --     1,000
                                   --------  --------  --------  --------  --------  --------  --------
June 30, 1995 ....................     104     5,698        --        --        --        --     5,802

Net Earnings .....................      --        --       211        --        --        --       211
                                   --------  --------  --------  --------  --------  --------  --------
September 30, 1995 ............... $   104   $ 5,698   $   211   $    --   $    --   $    --   $ 6,013
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

                                TENERA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

(In thousands)
_____________________________________________________________________________________

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                               1995           1994
_____________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings ............................................. $   648        $   361
  Adjustments to reconcile net earnings to cash provided
  (used) by operating activities:
    Depreciation ...........................................     215            296
    (Gain) Loss on sale of equipment .......................      (8)            17
    Increase (Decrease) in allowance for sales adjustments .      10         (1,201)
    Amortization of Limited Partners' notes ................      --              4
    Changes in assets and liabilities:
      Receivables ..........................................  (1,896)         1,921
      Other current assets .................................     (82)          (159)
      Other assets .........................................      --             (7)
      Accounts payable .....................................    (752)          (405)
      Accrued compensation and related expenses ............     532           (259)
      Income taxes payable .................................     141             --
      Non-current liabilities ..............................      25             --
                                                             --------       --------
        Net Cash (Used) Provided By Operating Activities ...  (1,167)           568
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment .................................    (108)          (294)
  Proceeds from sale of equipment ..........................       9             25
                                                             --------       --------
        Net Cash Used in Investing Activities ..............     (99)          (269)
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment under bank loan agreement ......................    (750)            --
  Net repurchase of Equity .................................    (182)           (73)
  Issuance of Equity .......................................   1,000             --
                                                             --------       --------
        Net Cash Provided (Used) by Financing Activities ...      68            (73)
                                                             --------       --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .......  (1,198)           226
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........   1,943          1,580
                                                             --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................. $   745        $ 1,806
                                                             ========       ========
_____________________________________________________________________________________
See accompanying notes.

                                TENERA, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1995 AND 1994
                                 (Unaudited)

NOTE 1.  ORGANIZATION
   TENERA, Inc. (the "Company"), a Delaware corporation, was formed in connection with the conversion of TENERA, L.P. (the predecessor of the Company; the "Predecessor Partnership") into corporate form.
   On June 30, 1995, the Company completed its conversion to corporate form by means of a merger (the "Merger") of the Predecessor Partnership, its General Partner (Teknekron Technology MLP I Corporation) and its Operating Partnership (TENERA Operating Company, L.P.) with, and into, TENERA, Inc. Pursuant to the
Merger: i) the Company succeeded to the business, assets, and liabilities of the Predecessor Partnership; ii) each limited partner Unit previously held by Unitholders in the Predecessor Partnership, (including 184,946 equivalent Units representing the interest in the Partnership of the General Partner), automatically converted to one share of Common Stock of TENERA, Inc.; and iii) an additional 1,123,596 shares of Common Stock were issued to the sole shareholder of the General Partner in consideration of the contribution of $1,000,000 made to TENERA, Inc. by the General Partner in connection with the Merger. The Merger was approved by the Unitholders of the Predecessor Partnership pursuant to the Consent Solicitation Statement/Prospectus dated June 6, 1995, included in the Company's Registration Statement on Form S-4 (Registration Number 33-58393; the "Form S-4").
   TENERA Rocky Flats, LLC ("LLC"), a Colorado limited liability company, was formed by the Company to provide the consulting services in connection with participation in the Performance Based Integrating Management Contract ("Rocky Flats Contract") at the Department of Energy's Rocky Flats Environmental Technology Site ("Site").

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   Basis of Presentation. The accompanying consolidated financial statements include the accounts of TENERA, Inc. consolidated with the LLC, and have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at September 30, 1995, and the results of operations and cash flows at September 30, 1995 and 1994, have been made. For further information refer to the financial statements and notes thereto contained in the Form S-4.
   Income Taxes. As a result of the Company's conversion from partnership to corporate form on June 30, 1995, the Company is no longer subject to partnership tax treatment where the Company pays no tax itself on Company income. Accordingly, the Company became a C Corporation subject to federal and state statutory income tax rates for income earned after the close of business on June 30, 1995. A provision for income taxes has been made for the three months ended September 30, 1994, and no provision for income taxes has been made by the Company for the six months ended June 30, 1995.
   Per Share Information In accordance with financial reporting guidelines, historical earnings per share information is deleted from the face of the historical income statements because this data is not indicative of the ongoing Company's change in tax treatment. Pro forma per share data for the most recent year and interim period is shown. Pro forma per share data assumes the Company is taxed for federal and state income tax purposes as a C Corporation at a 40% effective tax rate, and is computed on the basis of: weighted average of shares of Common Stock and Common Stock Equivalents outstanding during each period, and is adjusted for the assumed conversion of shares issuable upon exercise of options, after the assumed repurchase of Common Stock with the related proceeds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                TENERA, INC.
                            RESULTS OF OPERATIONS
                                 (Unaudited)

_______________________________________________________________________________________________________________

                                                                 Percent                              Percent
                                                                Increase                             Increase
                                                               (Decrease)                           (Decrease)
                                                                  from                                 from
                                                                  Prior                                Prior
                                         Percent of Revenue       Year        Percent of Revenue       Year
                                       ----------------------  ----------   ----------------------  ----------
                                           Quarter Ended                      Nine Months Ended
                                           September 30,                        September 30,
                                       ----------------------               ----------------------
                                          1995        1994                     1995        1994
_______________________________________________________________________________________________________________
Revenue ..............................   100.0%      100.0%       22.7 %      100.0%      100.0%       (5.9)%
Direct Costs .........................    69.4        62.1        37.3         63.0        60.1        (1.5)
General and Administrative Expenses ..    25.8        37.8       (16.4)        32.7        40.6       (24.2)
Other Income (Expenses) ..............    --          (0.1)     (108.3)        --          (0.1)     (183.3)
Special Item .........................    --          --          --           --           2.6      (100.0)
                                       ----------  ----------  ----------   ----------  ----------  ----------
  Operating Income (Loss) ............     4.8         0.0      n/m*            4.3         1.8       136.3
Interest Income (Expense) ............    --           0.1       (83.3)        --           0.1      (120.0)
                                       ----------  ----------  ----------   ----------  ----------  ----------
Pre-Tax Earnings .....................     4.8%        0.1%     n/m*            4.3%        1.9%      118.6%
                                       ==========  ==========  ==========   ==========  ==========  ==========
_______________________________________________________________________________________________________________
*  n/m:  Not meaningful.

RESULTS OF OPERATIONS
   Higher revenue in the third quarter and lower general and administrative expenses resulted in an increase in pre-tax earnings of $207,000 in the third quarter of 1995. During the first nine-month period of 1995, lower general and administrative expenses offset lower revenue. These factors resulted in the Company reporting a nine-month pre-tax earnings of $789,000 in 1995, compared to a pre-tax loss of $139,000 in 1994 before the special item.
   The revenue increase in the third quarter reflects primarily the impact of beginning the Rocky Flats Contract at the Site on July 1, 1995. Under terms of the cost-plus incentive fee Rocky Flats Contract, the Company will provide a minimum of 130 technical staff (with an estimated revenue for direct and overhead cost recovery exceeding $16 million and an, as yet, undetermined incentive fee percentage which is subject to final negotiation) in various positions at the Site during the first year of a two-year base period. The total period of performance for the Rocky Flats Contract includes options to extend the contract, upon the request of Kaiser-Hill Company, LLC (the Integrating Contractor), through June 30, 2000. Staffing for the Rocky Flats Contract was derived from two sources; i) recruitment of former Site employees; and ii) transfer of certain Company employees from the Government Services and Power Generation and Electric Utilities ("Power") Services groups. The Rocky Flats Contract's impact on revenue was partially offset by impact of reduced technical services sales and staffing in the Power Services group when compared to the same period in 1994. Although TENERA increased staffing for the Rocky Flats Contract in the third quarter, overall revenue for the first nine months of 1995 was down slightly from the comparable period in 1994. This was primarily a result of lower overall technical services sales and staffing throughout the first six months of 1995 compared to 1994.

Concentration of revenue from the government sector increased to 60% and 44% of total revenue in the third quarter and first nine months of 1995, respectively, from 40% and 36% in the comparable periods of 1994. This is primarily due to the Rocky Flats Contract activity which represented 42% and 17% of total revenue in the third quarter and first nine months of 1995, respectively. The number of clients served during the respective quarters, however, remained relatively constant at 61 in 1995 compared to 65 in 1994. Revenue from Software license and maintenance fees during the first nine months of 1995 rose to $593,000 from $291,000 in the comparable period of 1994, primarily due to the recognition of license fees associated with achieving certain milestones in the ongoing New York Metropolitan Transit Authority installation.
   Direct costs were higher in the third quarter, reflecting the increased staffing for the Rocky Flats Contract. Gross margin contribution from overall project activity during the third quarter, before considering the impact of Rocky Flats Contract, was up from 38% in 1994 to 41% in 1995. These 1995 margins reflect improved pricing in Power Services and achievement of milestones under software contracts. The gross margin contribution in the quarter for the Rocky Flats Contract was only 17%. This lower gross margin contribution is primarily due to the pricing characteristics of the contract, coupled with a low overhead cost structure for the LLC, and the lack of a fee recognition pending final negotiation of the amount. Although staffing of the Rocky Flats Contract increased direct costs in the third quarter, overall direct costs for the first nine months of 1995 remained relatively constant with 1994. Gross margin contribution from overall project activity during the nine-month period, before considering Rocky Flats, increased slightly to 41% in 1995 from 40% in 1994.
   General and administrative expenses decreased by $365,000 in the third quarter versus 1994, and by $1,912,000 in the first nine months of 1995 as compared to 1994, primarily due to overall reduced staff size during the first half of the year, improved technical staff productivity on direct projects, and lower professional services, facilities, travel and office equipment costs in 1995, partially offset by an incentive compensation award and costs associated with converting the Company structure to corporate form in 1995. These net cost reductions resulted in a drop in general and administrative expenses as a percentage of revenue in the third quarter and first nine months to 26% and 33%, respectively, from 38% and 41% in comparable periods in 1994.
   Other income for the first nine months of 1995 includes a gain on the sale of assets related to facility downsizing ($10,000).
   Net interest expense represents interest charges on borrowing under the Company's line of credit offset by earnings from the investment of cash balances in short-term, high-quality, corporate debt instruments.

LIQUIDITY AND CAPITAL RESOURCES
   Cash and cash equivalents decreased by $1,198,000 during the first nine months of 1995. The decrease was due to cash used by operations ($1,167,000), and net acquisition of equipment ($99,000), offset by cash provided by financing activities ($68,000).
   Receivables increased by $1,896,000 from December 31, 1994, primarily due to an increase in quarterly revenue during the three months ended September 30, 1995 compared to the fourth quarter of 1994.
   Accounts payable decreased by $752,000 during the period, primarily due to a decrease in overall general and administrative expenses. Accrued compensation and related expenses increased by $532,000 during the period reflecting the increased staffing at September 30, 1995.
   Income taxes payable increased by $141,000 during the period representing the initial income tax provision for operation of the Company in a corporate form.
   Equity increased by $1,466,000 in the nine-month period ended September 30, 1995, due to the receipt of additional capital ($1,000,000) in connection with the Merger, and net earnings ($648,000), partially offset by the repurchase of Units prior to the Merger ($182,000).
   No cash distribution was declared in 1995.
   The impact of inflation on revenue and projects of the Company was minimal.

   At September 30, 1995, the Company had available $4,500,000 of a $5,000,000 revolving loan facility with its lender which expires in May 1996. The Company has no outstanding borrowing against the line, however, $500,000 was assigned to support standby letters of credit.
   Management believes that cash expected to generated by operations, and the Company's working capital, and its loan facility are adequate to meet its anticipated liquidity needs through December 31, 1995.

                        PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   On October 13, 1995, the League for Coastal Protection ("League") filed an action against Pacific Gas & Electric Company ("PG&E"), a California corporation and TENERA, Inc., in the Superior Court of California for the County of San Francisco. The action entitled League for Coastal Protection v. Pacific Gas & Electric Company, TENERA, Inc., et. al., Case No. 973182, alleges that PG&E and TENERA engaged in unfair business practices, violation of California and Federal environmental laws arising out of environmental studies performed in connection with the issuance of regulatory permits at PG&E's Diablo Canyon Power Plant, and seeks on behalf of the League and the general public, injunctive relief and unspecified damages. The League has named TENERA in the action pursuant to a belief that it was an agent of PG&E and conspired with PG&E in the alleged violations. TENERA's management anticipates that a claim based upon the same events may be filed in Federal Court under the Clean Water Act against the Company in the near future. Management believes that the Company will be able to defend this action successfully and does not believe that the eventual resolution of this matter will have a material effect on the Company's results of operations or financial position. However, an adverse outcome could have a material adverse impact on the condition of the Company. Moreover, unless indemnification or insurance coverage is obtained, of which there can be no assurances, the legal fees incurred by the Company in defending this action could have a material adverse effect on the Company's results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)     EXHIBITS

         10.12* Registrant's lease with ZML-One Market Limited Partnership for the Company's headquarters located in San Francisco, California, entered into on September 1, 1995.

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


                                  TENERA, INC.


Dated:  November 13, 1995         By:        JEFFREY R. HAZARIAN
                                       ------------------------------
                                             Jeffrey R. Hazarian
                                          Chief Financial Officer,
                                          Corporate Secretary, and
                                          Vice President, Finance

--------------------
*  Filed herewith.

                                EXHIBIT INDEX

Ex. 10.12  Registrant's lease with ZML-One Market Limited Partnership for the
           Company's headquarters located in San Francisco, California, entered into on September 1, 1995.

Ex. 27     Financial Data Schedule