Form 10-K
period 1995-12-31
TENERA INC
filed 1996-03-28
CIK 804731

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                      _________________________________


                                  FORM 10-K

(MARK ONE)

[  X  ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM _________ TO _________


                           COMMISSION FILE NUMBER
                                   1-9812

                                TENERA, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       Delaware                    94-3213541
           (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)     IDENTIFICATION NO.)

 One Market, Spear Tower, Suite 1850, San Francisco, California     94105-1018
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (415) 536-4744

                      _________________________________


         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                Common Stock

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                    None

   Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES [X]        NO [ ].

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy as information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   As of March 15, 1996, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $5,320,887 based on the last transaction price as reported on the American Stock Exchange. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

   The number of shares outstanding on March 15, 1996, was 10,322,443.

                                   PART I

ITEM 1.  BUSINESS

GENERAL

   TENERA, Inc. ("TENERA" or the "Company"), a Delaware corporation, was formed in connection with the conversion of TENERA, L.P. (the predecessor of the Company, the "Predecessor Partnership") into corporate form (the "Merger" or "Conversion"), completed on June 30, 1995. Pursuant to the Merger, the Company succeeded to the business, assets, and liabilities of the Predecessor Partnership. Therefore, the Company and the Predecessor Partnership are sometimes collectively referred to herein as TENERA or the Company. (See Note 1 of the "Notes to Consolidated Financial Statements.")

   The Company provides a broad range of professional services and software products to solve complex management, engineering, environmental, and safety challenges associated with the design, construction, licensing, operation, asset management, and maintenance of power plants and large mass transit systems. Its services and products cover the following general areas: consulting and management services and software services, products, and systems.

   In the area of consulting and management services, TENERA provides services and software to assist its commercial electric power industry clients with respect to nuclear and fossil plant operations and maintenance, nuclear safety and licensing, organizational effectiveness, management audits, utility and project management, risk management, and certain environmental engineering tasks, and also provides expert witness and analysis support for regulatory and legal proceedings. For its governmental clients, TENERA provides the Department of Energy ("DOE") and DOE prime contractors with assistance in devising, implementing, and monitoring strategies to upgrade from an operational, safety, and environmental perspective at DOE-owned nuclear reactor sites. For the mass transit area, TENERA provides its clients with consulting services associated with the maintenance of their rolling stock, right-of-way, and facilities. The software services, products, and systems area complements the management and consulting services areas providing software services and information management products, specialized data bases, and systems which support electric power generation and mass transit systems in areas such as regulatory compliance, facility operations, equipment maintenance, and data management.

   TENERA has developed expertise in providing solutions to the complex technical and regulatory issues facing the commercial electric power industry, particularly with respect to nuclear facilities. Over the past several years, commercial electric utilities have experienced increased competitive pressure due to a continued deregulation of electric power production. For example, utilities continue to find it more difficult to recover total capital expenditures through rate increases, as well as facing increased competition from independent power producers, alternative energy production, and cogeneration. During the same period, utilities have responded to continued regulatory pressures to comply with complex safety and environmental guidelines. Safety problems and environmental issues have also emerged at government-owned production facilities. A massive program is underway throughout the DOE complex of nuclear facilities to comply with health, safety, and environmental requirements similar to those applicable to commercial facilities, principally in the areas of hazardous wastes, decontamination, decommissioning, and remediation. Electric utilities, as well as a variety of other industries, have been subjected to extensive regulation regarding environmentally safe handling of hazardous materials. It has been TENERA's strategy to provide solutions to these issues by providing clients with a high level of professional skills and a broad range of scientific, technological, and management resources, including software and data bases which are used either in support of consulting projects or as the basis for development of stand alone software products and systems. The Company assists its clients in the initial identification and analysis of a problem, the implementation of a technologically feasible solution that client management believes will be sensitive to business and public interest constraints, and the ongoing monitoring of that solution.

During 1995, the Company formed TENERA Rocky Flats, LLC ("LLC"), a Colorado limited liability company, to provide consulting and management services in connection with participation in the Performance

Based Integrating Management Contract ("Rocky Flats Contract") at the DOE's Rocky Flats Environmental Technology Site ("Site").

BACKGROUND

   The Company's principal market is the electric utility industry. It has undergone considerable change in recent years and faces a complex mix of economic and regulatory pressures. There has been gradual deregulation of the production and distribution of electricity, and the associated desire by utilities to meet demand for electricity through higher operating efficiency. Some of the Company's largest clients have responded to a more competitive environment by implementation of significant cost control measures.

   Electric utilities are also facing increased scrutiny resulting from public concern over health, safety, and the environment. The Company believes that there is a clear trend toward increased enforcement of environmental laws and regulations at all levels of government, prompted by increased publicity and public awareness of environmental problems and health hazards posed by hazardous materials and toxic wastes.

   Economic pressures have resulted in certain changes in the focus of utility management. For example, the rate-making process now represents a significant area of risk to utilities. This has highlighted the importance of careful planning and documentation in connection with rate case preparation. Furthermore, rate base decisions apparently are shifting their emphasis to ongoing performance reviews related to such measures as plant capacity factors. This has resulted in substantial penalties for extended plant outages and has stimulated actions by the utilities to assure more reliable operations.

   The market for electric utility professional services and software products covers a broad range of activities. The typical market includes waste management, outage support, operating plant services, licensing support, safety management, maintenance and information services, decommissioning consulting, risk assessment, quality assurance and control, organizational effectiveness, engineering support, records management, fuel related services, and plant security. In recent years, the slowdown in construction of power plants has placed a premium on extending existing plant life and has shifted the market emphasis.

   This has also resulted in greater attention by utilities to management systems for preventive maintenance and improved methods of plant operation. Accordingly, it is TENERA's belief that the market for services and software associated with the efficient and profitable operation of existing capacity has expanded and the market for services and software related to initial licensing and construction has contracted. This trend has resulted in some electric utilities closure of their power plants and the curtailment of certain activities which TENERA had traditionally supported. TENERA has responded to these electric utility industry changes by refocusing its operations significantly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   The Company's other market, mass transit systems, consists of public entities that provide ground transportation services to the general public. The properties are typically characterized as either bus or rail operators, with rail and large bus operators comprising approximately 75% of the budgeted mass transit funds for maintenance and capital assets. The transit industry consists primarily of government or quasi-government agencies, which are subject to swings in government subsidy levels, and operate in a political arena. A significant portion of this funding is spent by the operators on asset operation and maintenance. In several sectors of the country, the transit infrastructure and fleets are aging and may require extensive maintenance or replacement to the extent that capital budgets will allow. Accordingly, it is TENERA's belief that the market for services and technology focused on dramatically improving the performance of the operator's assets while lowering the costs associated with managing the assets, may continue to expand while available federal government subsidies contract.

   The industrial association, American Public Transit Association ("APTA") is a strong representative of the transit industry, with a membership comprised of over 96% of the transit organizations. TENERA has established close and active ties with APTA in order to maintain a clear understanding of the issues facing this industry. The Company has sold total solution systems and services to some of the most prestigious operators in the industry (i.e., New York Metropolitan Transit Authority). The experience gained during these engagements has provided the Company's transit consultants with additional insight into the day-to-day, on-the-line problems which must be solved by the operator's maintenance organizations.

SERVICES AND PRODUCTS

   The Company provides its services by utilizing its professional skills and technological resources in an integrated approach which combines technical and project management capabilities with sophisticated software systems and data bases. Services performed by the Company typically include one or more of the following: consultation with the client to determine the nature and scope of the problem, identification and evaluation of the problem and its impact, development and design of a process for correcting the problem, preparation of business plans, preparation of reports for obtaining regulatory agency permits, and provision for expert witnesses and analysis in support of regulatory and legal proceedings. The Company operates in one business segment providing services which cover these general areas: consulting and management services and software services, products, and systems.

   The following table reflects the percentage of revenues derived for each of these areas for the period indicated during the fiscal years ended December 31, 1993 through 1995:

________________________________________________________________________

                                              Year Ended December 31,
                                             --------------------------
                                              1995      1994      1993
________________________________________________________________________
Consulting and Management Services ......... 85.5%     83.6%     83.7%
Commercial Environmental Services* .........   --        --       3.7%
Software Services, Products, and Systems ... 14.5%     16.4%     12.6%
________________________________________________________________________
 * Commercial Environmental Services was curtailed in mid-1993.

   Consulting and Management Services. The Company's consulting and management services involve the determination of a solution to its client's problems and challenges arising in the design, operation, and management of large facilities and mass transit systems. Focus is also placed on providing expertise in the wide range of disciplines required to resolve complex legal and regulatory issues and offering executives guidance in planning and implementing a coordinated, effective response to such issues. The Company applies its professional skills, software, and specialized data bases to all aspects of problems and challenges in the following general areas:

  -  Operations and maintenance
  -  Engineering design review and verification
  -  Nuclear safety and licensing
  -  Organizational effectiveness
  -  Management audits
  -  Project management
  -  Expert witness and analysis support for regulatory and legal proceedings
  -  Nuclear safety and criticality at DOE facilities
  -  Environmental engineering issues at DOE and electric utility facilities

   Software Services, Products, and Systems. To complement its professional services, the Company offers a wide range of information software services, products, and systems including data bases designed to support mass transit and electric clients in areas such as asset management, regulatory compliance, facility operations, and equipment maintenance and data management related to management consulting, operating performance, and environmental engineering requirements. The principal proprietary aspect of the software business lies in the ability to utilize it to solve client problems and to market this capability. Software applications for a variety of industrial sectors and requirements have been developed for PC, mini, and mainframe hardware installations. The Company offers customized, interactive software applications for mass transit systems or large facility information management requirements, which are designed for use with IBM mainframe and networked personal computer environments. Major core products which are customized to the client's specifications include:

  - An on-line interactive system for coordinating and controlling all aspects of maintenance for large mass transit systems and electric utility facilities
  - Networked PC software to manage nuclear safety-related data bases and engineering processes in conformance with rigorous software quality assurance requirements

MARKETING AND CLIENTS

   Marketing. The Company's marketing strategy emphasizes its ability to offer a broad range of services and software designed to meet the needs of its clients in a timely and cost-efficient manner. The Company has the organization and capability to undertake not only small tasks requiring a few professionals but also the management, staffing, design, and implementation of major projects which may last for several years and involve hundreds of professionals in several geographic locations. Characteristic of TENERA's marketing strategy are significant projects in which initial contracts have been only a small fraction of the ultimate sale. Historically, TENERA has experienced a high retention rate of existing clients, however, there is no assurance that the high retention rate will occur in the future.

   The Company provides financial incentives to attract senior technical professionals with extensive utility and transit industry experience and to encourage these individuals to market the complete range of TENERA's services and software throughout existing and potential customer organizations. Incentives for senior technical staff to cross sell the range of TENERA's capabilities is of particular importance to the Company's business. A software sale, for example, may provide the opportunity to market a management consulting contract. Likewise, a management consulting contract may result in software product development and the sale of a software system or data base.

   TENERA's marketing efforts are facilitated by the technical reputation and industry recognition often enjoyed by its professional staff. TENERA's reputation in the electric power and mass transit industries often leads to invitations to participate at an early stage in the conceptualization of a project. During this phase, the Company assists clients in developing an approach for efficiently and productively solving a problem. This assistance can lead, in turn, to a request for TENERA to use existing software or to develop software systems to solve the problem. If new services or products are developed for a client, they generally are marketed to other clients with similar needs.

   TENERA's marketing efforts are led by account managers with specific marketing and sales accountability. They are charged with the responsibility of better understanding the market and their clients so that TENERA can tailor its technology, products, and services to meet client needs and challenges. In many instances, new contracts are acquired by the account managers and other senior technical and management professionals who are responsible for staffing and managing projects, monitoring the quality of deliverables, and integrating the delivery of TENERA's services and software products. Senior professionals are also responsible for developing and maintaining long-term working relationships between clients' management and the Company, including marketing additional services to existing clients.

   Clients. During the year ended December 31, 1995, TENERA provided services and software to over 66 clients involving over 150 contracts. During the year ended December 31, 1994, TENERA provided services and software to over 73 clients involving over 200 contracts. Over 80% of TENERA's clients during the year ended December 31, 1995, had previously used its services or software.

   During the year ended December 31, 1995, one customer, Kaiser-Hill Company, LLC ("Kaiser-Hill") accounted for approximately 31% of the Company's total revenue. During the year ended December 31, 1994, one customer, Westinghouse accounted for approximately 29% of the Company's total revenue. The Company has maintained working relationships with Kaiser-Hill and Westinghouse for less than one and four years, respectively, during which time various contracts have been completed and replaced with new or follow-on contracts. There can be no assurance that such relationships will be maintained beyond the current contracts, and the loss of such clients could have a material adverse effect on the Company.

OPERATIONS

   The Company contracts for the billing of its services in one of four ways: time and materials ("T & M"), cost plus fixed fee ("CPFF"), cost plus incentive fee ("CPIF"), or fixed price. T & M, CPFF, and CPIF contracts, which cover a substantial amount of TENERA's revenues, are generally billed monthly by applying a multiplier factor to specific labor costs or by use of a fixed labor rate per hour charged to each project. T & M, CPFF, and CPIF contracts are generally structured to include "not-to-exceed" ceilings; however, if after initial review or after work has started, it is noted that additional work beyond the initial scope of work is required, the contract normally can be renegotiated to include such additional work and to increase the contract ceiling accordingly. The Company also receives license and annual maintenance fees from contracts involving software products. During the year ended December 31, 1995, such fees amounted to $978,000 ($393,000 in 1994).

   Fixed-price contracts are generally applicable to instances in which TENERA has been requested to deliver services and/or products previously developed or products and/or services deliverable to multiple customers. Certain fixed price contracts are established where TENERA is developing software products or transferring the technology to a new platform.

   TENERA generally receives payments on amounts billed 30 to 90 days after billing, except for retention under contracts. Since the majority of TENERA's clients are utility companies, DOE, DOE prime contractors, or major mass transit systems, TENERA historically has experienced a low percentage of losses due to poor credit risks.

BACKLOG

   As of December 31, 1995, TENERA had contracted a backlog of approximately $6.8 million, all of which is cancelable by the clients. Contracted backlog represents the aggregate of the residual (unspent) value of those active contracts entered into by TENERA for services which are limited by a contractual amount and does not include any estimates of open-ended services contracts or unfunded backlog that may result from additions to existing contracts (as of December 31, 1995, unfunded backlog at Kaiser-Hill is approximately $6 million).

   Since all outstanding contracts are cancelable, there is no assurance that the revenues from these contracts will be realized by the Company. If any contract is canceled, there is no assurance that the Company will be successful in replacing such contracts.

COMPETITION

   The market for consulting and management services and related software products and services is highly competitive and TENERA competes with several larger firms with significantly greater resources. The primary competitive factor in the market for consulting and management services is price, and a number of TENERA's competitors are able to offer such services at prices that are lower than those offered by TENERA.

RESEARCH AND DEVELOPMENT

   It has been TENERA's policy to undertake development projects of software, systems, and data bases only if they can be expected to lead directly to proprietary products that may be generally marketable. A portion of TENERA's research and development effort may be funded through customer-sponsored projects, although the rights to the systems and data bases generally remain with TENERA. Because TENERA's research and development activities involve the integration of customer-funded, cost sharing, and TENERA-funded projects, it is not possible to segregate on a historical basis all of the specific costs allocable as research and development costs. In 1995 however, TENERA expended in excess of $68,000 of its funds on software development designed to meet customers needs for 1995 and beyond.

PATENTS AND LICENSES

   The Company does not hold any patents material to its business. TENERA relies upon trade secret laws and contracts to protect its proprietary rights in software systems and data bases. The license agreements under which customers acquire the rights to use TENERA's products generally restrict the customers' use of the products to their own operations and prohibit disclosure to others.

PERSONNEL

   At December 31, 1995, the Company employed a total of 238 consultants, engineers, programmers, and scientists and a supporting administrative staff of over 30 employees. Ten employees hold doctorates and 91 employees hold master's degrees. TENERA also retains the services of independent contractors in order to fulfill specific needs for particular projects. None of TENERA's employees are represented by a labor union.

ITEM 2.  PROPERTIES

   The Company's headquarters are located in San Francisco, California, and consist of approximately 9,500 square feet of leased office space. TENERA also leases approximately 9,000 square feet of office space in Rockville, Maryland. These leases expire in 1997. Additionally, TENERA maintains leases covering approximately 20,000 square feet in total in Boulder, Colorado; Shelton, Connecticut; Idaho Falls, Idaho; Holbrook, New York; Knoxville, Tennessee; and Richland, Washington which expire at various dates through 1999.

   The Company believes that its facilities are well maintained and adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

   On November 4, 1994, PLM Financial Services, Inc. ("PLM") filed an action against the Predecessor Partnership, among others, in the Superior Court of California for the County of Alameda. The action entitled PLM Financial Services, Inc. v. TERA Corporation, et al., Case No. 743 439-0, seeks damages in excess of $500,000 in unpaid equipment rent and other unspecified damages allegedly owing to PLM under an equipment lease dated September 29, 1984 between PLM and TERA Power Corporation ("TERA Power"), a former subsidiary of TERA Corporation (the "Predecessor Corporation"). PLM has named the Predecessor Partnership in the action pursuant to a Guaranty dated September 24, 1984 of the lease obligations of TERA Power made by the Predecessor Corporation. Upon the liquidation of the Predecessor Corporation in late 1986, the stock of TERA Power was transferred to the TERA Corporation Liquidating Trust (the "Trust") and was thereafter sold to Delta Energy Projects Phases II, IV, and VI pursuant to a stock purchase agreement dated May 31, 1991. Management understands that TERA Power has asserted various defenses to the claims asserted by PLM in the action. Moreover, management believes that, even if there is liability under the lease, the Guaranty has been exonerated and the Company will be able to defend this action successfully. Management does not believe that eventual resolution of this matter will have a material effect on the Company's financial position; however, an adverse outcome could have a material adverse impact on the results of operations and cash flows of the Company.

   On October 13, 1995, the League for Coastal Protection ("League") filed an action on behalf of the League and the general public against the Company, among others, in the Superior Court of California for the County of San Francisco. The action entitled League for Coastal Protection v. Pacific Gas & Electric Company ("PG&E"), et al., Case No. 973182, seeks injunctive relief and disgorgement of unspecified profits under the California Business and Professions Code, Section 17200, et seq. The plaintiff contends that certain studies performed by the Company and its predecessors respecting the requirements of 316(b) of the Clean Water Act, that ultimately were submitted by PG&E to the Regional Water Quality Control Board ("RWQCB") in 1988 in connection with the Diablo Canyon Nuclear Power facility at Diablo Canyon, California, were deficient in various respects, and that the Company and PG&E covered up those deficiencies from the RWQCB and other state agencies. The League has threatened, but not yet filed, an action in Federal Court under the Clean Water Act against PG&E and the Company respecting the studies and subsequent activities described above. The Company will vigorously defend these actions and management believes that the Company will be able to defend this action successfully. Management does not believe that eventual resolution of this matter will have a material effect on the Company's financial position; however, an adverse outcome could have a material adverse impact on the results of operations and cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

   The Shares of Common Stock are listed for trading on AMEX under the symbol TNR. The first trading day on AMEX was June 30, 1995, at which time 10,417,345 shares were outstanding. The Units of the Predecessor Partnership were listed for trading on AMEX under the symbol TLP. The first and last trading days on AMEX for the Predecessor Partnership was January 28, 1988, and June 30, 1995, respectively. There were approximately 600 Shareholders of record as of March 15, 1996.

___________________________________________________________________________________

                          1995                  1994                  1993
                   ------------------    ------------------    ------------------
                     Price Range of        Price Range of        Price Range of
                      TENERA, Inc.          Predecessor           Predecessor
                       Shares (1)        Partnership Units     Partnership Units
                   ------------------    ------------------    ------------------
                     High      Low         High      Low         High      Low
___________________________________________________________________________________
First Quarter .... $ 0.9375  $ 0.50      $ 1.6875  $ 1.25      $ 3.125   $ 1.25
Second Quarter ...   1.1875    0.750       1.4375    1.0625      2.50      1.5625
Third Quarter ....   1.875     1.1875      1.1875    0.50        2.1875    1.375
Fourth Quarter ...   1.50      0.875       1.3125    0.625       1.6875    1.25
___________________________________________________________________________________
 (1) Reflects trading prices of the Predecessor Partnership Units for the period from January 1, 1995 to June 30, 1995.

   The Board of Directors of the Company determines the amount of cash dividends which the Company may make to Shareholders after consideration of projected cash requirements and a determination of the amount of retained funds necessary to provide for growth of the Company's business. The Company and its Predecessor Partnership have made no distributions since June 1991. The Company does not anticipate resumption of cash distributions in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

   The following combined selected financial data of the Company for the five prior fiscal years should be read in conjunction with the combined financial statements and related notes included elsewhere.

                                TENERA, INC.
                            FINANCIAL HIGHLIGHTS

(In thousands, except per unit and statistical amounts)
_______________________________________________________________________________________________________________

                                                                       Year Ended December 31,
                                                         ----------------------------------------------------
                                                           1995       1994       1993       1992       1991
_______________________________________________________________________________________________________________
OPERATIONS DATA
Revenue ................................................ $ 25,545   $ 23,600   $ 29,340   $ 36,648   $ 44,128
Operating Income (Loss) ................................    1,203     (1,239)      (315)       826     (6,176)
Net Earnings (Loss) ....................................      898     (1,202)      (294)       795     (6,434)
Earnings (Loss) per Share/Equivalent Unit(1) ...........     0.07      (0.13)     (0.03)      0.08      (0.66)
Cash Distributions per Share/Equivalent Unit(1) ........       --         --         --         --       0.31
Portion of Cash Distributions per Share/Equivalent
Unit Representing a Return of Capital for
Original Unitholders ...................................       --         --         --         --       0.14
Weighted Average Shares/Equivalent Units(1) ............   10,014      9,555      9,646      9,710      9,736
CASH FLOW DATA
Net Cash (Used) Provided by Operating Activities .......     (286)        17      1,472       (626)     6,632
Cash Dividends/Distributions ...........................       --         --         --         --      5,021
Net (Decrease) Increase In Cash and Cash Equivalents ...     (469)       363      1,085     (1,418)       774
FINANCIAL POSITION AT DECEMBER 31
Cash and Cash Equivalents ..............................    1,474      1,943      1,580        495      1,913
Working Capital ........................................    5,836      4,024      5,196      5,383      5,109
Total Assets ...........................................   10,087      8,616      9,345     11,111     13,402
Total Liabilities ......................................    3,912      4,069      3,524      4,932      7,727
Shareholders' Equity/Partners' Capital .................    6,175      4,547      5,821      6,179      5,675
Book Value per Share/Equivalent Unit(1) (2) ............     0.60       0.48       0.60       0.64       0.58
OTHER INFORMATION
Number of Employees ....................................      270        170        202        263        361
_______________________________________________________________________________________________________________
 (1) Equivalent Units represent both the general and limited partners' interest in Predecessor Partnership earnings.
 (2) Calculated as Shareholders' Equity divided by shares of Common Stock outstanding at December 31, 1995, and as the Predecessor Partnership's Partners' Capital divided by Equivalent Units outstanding at December 31, for the years 1991 to 1994, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                TENERA, INC.
                            RESULTS OF OPERATIONS

______________________________________________________________________________________________________

                                                          Year Ended December 31,
                                       --------------------------------------------------------------
                                                1995                      1994                1993
                                       ----------------------    ----------------------    ----------
                                                   % Increase                % Increase
                                                   (Decrease)                (Decrease)
                                          % of      to Prior        % of      to Prior        % of
                                        Revenue       Year        Revenue       Year        Revenue
______________________________________________________________________________________________________
Revenue ..............................     100           8           100         (20)          100
Direct Costs .........................      63          10            62         (22)           63
General and Administrative Expenses ..      32         (23)           45          (6)           39
Other Income (Expenses) ..............       0         (69)            0        (124)            1
Special Item .........................      --        (100)            2          --            --
                                       ----------  ----------    ----------  ----------    ----------
  Operating Income (Loss) ............       5         N/A            (5)        293            (1)
Interest Income (Expense) ............       0         (97)            0          76             0
                                       ----------  ----------    ----------  ----------    ----------
Net Earnings (Loss) Before Income
Tax Expense ..........................       5         N/A            (5)        309            (1)
                                       ==========  ==========    ==========  ==========    ==========
______________________________________________________________________________________________________


YEAR ENDED DECEMBER 31, 1995 VERSUS YEAR ENDED DECEMBER 31, 1994

   Higher revenue and lower general and administrative expenses resulted in net earnings before income tax expense for 1995 of $1,204,000 versus a pre-tax loss of $1,702,000 in 1994 before the special item for settlement with the DOE.

   The revenue increase is primarily a result of the impact of beginning the Rocky Flats Contract at the Site on July 1, 1995. Under terms of the cost-plus incentive fee Rocky Flats Contract, the LLC is scheduled to provide approximately 130 technical staff (with an estimated revenue for direct and overhead cost recovery exceeding $16 million and an incentive fee percentage comprised of a 1% base and 4.5% maximum performance-based award) in various positions at the Site during the first year of a two-year base period. The total period of performance for the Rocky Flats Contract includes options to extend the contract, upon the request of Kaiser-Hill, through June 30, 2000. The Rocky Flats Contract, as with all TENERA contracts, are cancelable by the clients (see Item 1. "Business"). Staffing for the Rocky Flats Contract was derived from two sources; (i) recruitment of former Site employees; and
(ii) transfer to the LLC of certain Company employees from the Government Services and Power Generation and Electric Utilities ("Power") Services groups. The Rocky Flats Contract's impact on revenue for 1995 was partially offset by the impact of reduced technical services sales and staffing in the Power Services group when compared to 1994.

   Concentration of revenue from the government sector increased to 49% of total revenue for 1995 from 36% in 1994. This is primarily due to the Rocky Flats Contract activity which represented 45% of total revenue in the final six months of 1995 and 31% of total revenue for the entire year. The number of clients served during the year decreased slightly to 66 from 73 in 1994. Revenue from software license and maintenance fees during 1995 rose to $978,000 from $393,000 in 1994, primarily due to the recognition of license fees associated with achieving certain milestones in the ongoing New York Metropolitan Transit Authority and Long Island Rail Road installations.

   Direct costs were higher in 1995, primarily reflecting the increased staffing for the Rocky Flats Contract. Gross margin contribution from overall project activity during the year, before consideration for the impact of the Rocky Flats Contract, was up from 38% in 1994 to 43% in 1995. The 1995 margins reflect improved pricing in Power Services and achievement of milestones under software contracts. The gross margin contribution for the Rocky Flats Contract was only 19%. This lower gross margin contribution is primarily due to the cost-plus pricing characteristics of the contract, coupled with the low overhead cost structure for the LLC.

   General and administrative expenses decreased by $2,422,000 in 1995 as compared to 1994, primarily due to overall reduced staff size during the first half of the year, improved technical staff productivity on client projects, and lower professional service, facilities, travel, and office equipment costs in 1995, partially offset by costs associated with the Conversion incurred in 1995 and incentive compensation awards. These net cost reductions resulted in a drop in general and administrative expenses as a percentage of revenue from 45% in 1994 to 32% in 1995.

   Other expense for 1995 primarily relates to the Company's interest ($30,000) in the estimated loss of the Individual Plant Evaluation Partnership ("IPEP"), a technical services partnership in which it was an operating participant, partially offset by a gain on the sale of assets related to facility downsizing ($10,000).

   Net interest income represents earnings from the investment of cash balances in short-term, high-quality, corporate debt instruments, offset by the interest costs associated with short-term borrowing on the Company's line of credit during the first six months of 1995.

YEAR ENDED DECEMBER 31, 1994 VERSUS YEAR ENDED DECEMBER 31, 1993

   Lower revenue in 1994 was not offset by the pace of lowered general and administrative expenses, which included costs associated with additional downsizing of the organization and consideration of the Conversion, resulting in a net loss of $1,702,000, before the special item, versus a net loss of $294,000 in 1993.

   The revenue decrease was primarily a result of significantly reduced technical services sales in the engineering services group compared to 1993, and the closure of non-utility environmental operations in mid-1993. The number of clients decreased from 117 to 73, primarily reflecting the discontinuation of non-utility environmental consulting, and further increases in the concentration of revenue from the government sector to 36% of total revenue in 1994, from 27% in 1993. During 1994, the Company reallocated a number of its engineering resources to government, commercial consulting, and software services, while shutting down certain traditional engineering business units facing significant pricing pressure from transformations in the electric utility marketplace. The shift of resources to government services supported an increased revenue stream from the DOE site contractors through the first three quarters of the year. However 1995 fiscal year funding setbacks, within DOE site contractors' budgets, led to government services work stoppages and procurement slowdowns during the Company's fourth quarter, resulting in excess technical staff. Work began to resume at the end of the year, but was not sufficient to maintain a profitable level of employee utilization in the final months of 1994 for government operations.

   Direct costs were lower overall reflecting the reduced revenue levels and a reduction in contract completion in the second quarter of 1994, and a reduction of warranty accruals established in 1993, that resulted from improved performance on these fixed-price projects.

   General and administrative expenses decreased by $634,000, versus 1993, primarily due to overall reduced staff size, facility costs, and professional services, partially offset by costs ($220,000) associated with analyzing whether to undertake the Conversion. Although reduced in total, general and administrative expense as a percentage of revenue increased by 6 percentage points to 45% in 1994, primarily resulting from maintaining key technical staff on overhead during the fourth quarter government services work stoppage, incurring additional downsizing costs related to reducing operations staffing and facilities throughout TENERA, and the costs related to the Conversion.

   Other expense in 1994, primarily related to the Company's interest ($34,000) in the estimated loss of IPEP, and the trade-in loss on the upgrade of personal computer assets in 1994 ($24,000), as compared to other income in 1993 from a gain on the sale of assets related to facility downsizing ($42,000), a one-time fee charged to the Trust for accounting and administrative services over the life of the Trust ($228,000), and a gain on the sale of assets related to certain commercial environmental services ($42,000). The Trust was established in 1986 by the Predecessor Corporation to wind down the operations not transferred to the Predecessor Partnership.

   The special item of $500,000 in 1994, reflected the estimated settlement of specific disputed costs on certain U.S. Government contracts with the DOE. This positive earnings adjustment resulted from a partial reduction of the reserve for sales adjustment established in 1991. The reserve was established to provide for a dispute between the Company and the DOE with respect to the allowability and amount of potential rate adjustments on U.S. Government contracts for certain employee compensation costs.

   Net interest income represented earnings from the investment of cash balances in short-term, high-quality, corporate debt instruments.

LIQUIDITY AND CAPITAL RESOURCES

   Year Ended December 31, 1995. Cash and cash equivalents decreased by $469,000 in 1995. The decrease was due to cash used by operations ($286,000), net equipment acquisitions ($163,000), and cash used by financing activities ($20,000).

   Receivables increased by $2,137,000 from December 31, 1994, primarily due to an increase in revenue during the last six months of 1995 versus the comparable period in 1994.

   Accounts payable decreased by $495,000 during the period, primarily due to a decrease in overall general and administrative expenses. Accrued compensation and related expenses increased by $764,000 during the year reflecting the increased staffing during the last six months of 1995.

   Income taxes payable increased by $306,000 during the period representing the initial income tax provision for operation of the Company in a corporate form.

   Equity increased by $1,628,000 in the period primarily due to the receipt of additional capital ($1,000,000) in connection with the Merger, and to net earnings ($898,000), partially offset by the repurchase of Shares and Units ($270,000).

   No cash dividends or distributions were declared in 1995.

   The impact of inflation on revenue and projects of the Company was minimal.

   At December 31, 1995, the Company had available a $5,000,000 revolving loan facility with its lender which expires in May 1996. The Company has no outstanding borrowings against the line, however, $500,000 was assigned to support standby letters of credit. During 1995, the Company repaid $750,000 of borrowings that were outstanding on the line of credit at December 31, 1994.

   Management believes that cash expected to be generated by operations, the Company's working capital, and its available loan facility are adequate to meet its anticipated liquidity needs through December 31, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TENERA, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
___________________________________________________________________________

                                               Year Ended December 31,
                                           -------------------------------
                                             1995       1994       1993
___________________________________________________________________________
Revenue .................................. $ 25,545   $ 23,600   $ 29,340
Direct Costs .............................   16,082     14,612     18,626
General and Administrative Expenses ......    8,240     10,662     11,296
Other Income (Expenses) ..................      (20)       (65)       267
Special Item .............................       --        500         --
                                           ---------  ---------  ---------
    Operating Income (Loss) ..............    1,203     (1,239)      (315)
Interest Income, Net .....................        1         37         21
                                           ---------  ---------  ---------
  Net Earnings (Loss) Before Income
  Tax Expense ............................    1,204   $ (1,202)  $   (294)
                                                      =========  =========
Income Tax Expense .......................      306
                                           ---------
Net Earnings ............................. $    898
                                           =========
Pro Forma Net Earnings per Share ......... $   0.07
                                           =========
Weighted Average Number of Shares
Outstanding ..............................   10,014
                                           =========
___________________________________________________________________________
 See accompanying notes.

                                TENERA, INC.
                         CONSOLIDATED BALANCE SHEETS

(In thousands, except share and unit amounts)
__________________________________________________________________________________________

                                                                     December 31,
                                                              ---------------------------
                                                                 1995             1994
__________________________________________________________________________________________
ASSETS
Current Assets
  Cash and cash equivalents ..............................    $   1,474        $   1,943
  Receivables, less allowances of $2,888 (1994 - $2,897)
    Billed ...............................................        4,857            3,448
    Unbilled .............................................        2,758            2,021
  Other current assets ...................................          641              681
                                                              ----------       ----------
      Total Current Assets ...............................        9,730            8,093
Property and Equipment, Net ..............................          340              476
Other Assets .............................................           17               47
                                                              ----------       ----------
        Total Assets .....................................    $  10,087        $   8,616
                                                              ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY/PARTNERS' CAPITAL
Current Liabilities
  Bank loan payable ......................................    $      --        $     750
  Accounts payable .......................................        1,170            1,665
  Accrued compensation and related expenses ..............        2,418            1,654
  Income taxes payable ...................................          216               --
  Deferred income taxes ..................................           90               --
                                                              ----------       ----------
      Total Current Liabilities ..........................        3,894            4,069
Non-Current Liabilities ..................................           18               --
                                                              ----------       ----------
        Total Liabilities ................................        3,912            4,069
Commitments and Contingencies
Shareholders' Equity
  Common Stock, $0.01 par value, 25,000,000 authorized,
  10,417,345 issued and outstanding ......................          104               --
  Paid in capital, in excess of par ......................        5,698               --
  Retained earnings ......................................          461               --
  Treasury stock -- 87,402 shares ........................          (88)              --
Partners' Capital
  General Partner ........................................           --              312
  Limited Partners' Units issued and
  outstanding - (1994 - 9,351,284) .......................           --            5,376
  Treasury units - (1994 - 425,636) ......................           --           (1,141)
                                                              ----------       ----------
        Total Shareholders' Equity/Partners' Capital .....        6,175            4,547
                                                              ----------       ----------
          Total Liabilities and Shareholders' Equity/
          Partners' Capital ..............................    $  10,087        $   8,616
                                                              ==========       ==========
__________________________________________________________________________________________
 See accompanying notes.

                                TENERA, INC.
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/PARTNERS' CAPITAL

(In thousands, except share and unit amounts)
____________________________________________________________________________________________________________________________

                                            Shareholders' Equity                     Partners' Capital
                                   --------------------------------------  --------------------------------------
                                             Paid In
                                             Capital                                                      Notes
                                                In                                                         from
                                    Common    Excess   Retained  Treasury  General   Limited   Treasury  Limited
                                    Stock     of Par   Earnings   Stock    Partner   Partners   Units    Partners   Total
____________________________________________________________________________________________________________________________
December 31, 1992 ................ $    -_   $    --   $    --   $    --   $   341   $ 6,841   $  (940)  $   (63)  $ 6,179

Repurchase of 64,778 Units .......      -_        --        --        --        --        --      (125)       --      (125)
Payment on Notes .................      -_        --        --        --        --        --        --        13        13
Amortization of Notes ............      -_        --        --        --        --         2        --        46        48
Net Loss .........................      -_        --        --        --        (6)     (288)       --        --      (294)
                                   --------  --------  --------  --------  --------  --------  --------  --------  --------
December 31, 1993 ................      -_        --        --        --       335     6,555    (1,065)       (4)    5,821

Repurchase of 51,507 Units .......      -_        --        --        --        --        --       (76)       --       (76)
Amortization of Notes ............      -_        --        --        --        --        --        --         4         4
Net Loss .........................      -_        --        --        --       (23)   (1,179)       --        --    (1,202)
                                   --------  --------  --------  --------  --------  --------  --------  --------  --------
December 31, 1994 ................      -_        --        --        --       312     5,376    (1,141)       --     4,547

Repurchase of 242,481 Units ......      --        --        --        --        --        --      (182)       --      (182)
Net Earnings Through
June 30, 1995 ....................      --        --        --        --         9       428        --        --       437
Merger of Predecessor
Partnership into TENERA, Inc. ....      93     4,709        --        --      (321)   (5,804)    1,323        --        --
Common Stock Issued at
$0.89 per Share ..................      11       989        --        --        --        --        --        --     1,000
Repurchase of 87,402 Shares ......      -_        --        --       (88)       --        --        --        --       (88)
Net Earnings for July 1, 1995 to
December 31, 1995 ................      -_        --       461        --        --        --        --        --       461
                                   --------  --------  --------  --------  --------  --------  --------  --------  --------
December 31, 1995 ................ $   104   $ 5,698   $   461   $   (88)  $    --   $    --   $    --   $    --   $ 6,175
                                   ========  ========  ========  ========  ========  ========  ========  ========  ========
____________________________________________________________________________________________________________________________
 See accompanying notes.

                                TENERA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
_________________________________________________________________________________________________

                                                                   Year Ended December 31,
                                                              ----------------------------------
                                                                 1995        1994        1993
_________________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss) ....................................... $     898   $  (1,202)  $    (294)
  Adjustments to reconcile net earnings (loss) to cash
  provided (used) by operating activities:
    Depreciation ............................................       298         383         403
    Loss (Gain) on sale of equipment ........................         1          24         (84)
    Decrease in allowance for sales adjustments .............        (9)       (820)       (152)
    Deferred income taxes ...................................        90          --          --
    Amortization of Limited Partners' notes .................        --           4          48
    Changes in assets and liabilities:
      Receivables ...........................................    (2,137)      1,919       2,929
      Other current assets ..................................        40        (109)        (97)
      Other assets ..........................................        30          23         127
      Accounts payable ......................................      (495)        286        (509)
      Accrued compensation and related expenses .............       764        (491)       (899)
      Income taxes payable ..................................       216          --          --
      Non-Current liabilities ...............................        18          --          --
                                                              ----------  ----------  ----------
        Net Cash (Used) Provided by Operating Activities ....      (286)         17       1,472
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment .....................      (164)       (361)       (367)
  Proceeds from sale of equipment ...........................         1          33          92
                                                              ----------  ----------  ----------
        Net Cash Used in Investing Activities ...............      (163)       (328)       (275)
CASH FLOWS FROM FINANCING ACTIVITIES
  (Repayment) Borrowings under bank loan agreement ..........      (750)        750          --
  Payments on Limited Partners' notes .......................        --          --          13
  Net repurchase of equity ..................................      (270)        (76)       (125)
  Issuance of Common Stock ..................................     1,000          --          --
                                                              ----------  ----------  ----------
        Net Cash (Used) Provided by Financing Activities ....       (20)        674        (112)
                                                              ----------  ----------  ----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ........      (469)        363       1,085
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..............     1,943       1,580         495
                                                              ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR .................... $   1,474   $   1,943   $   1,580
                                                              ==========  ==========  ==========
_________________________________________________________________________________________________
 See accompanying notes.

                                TENERA, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1995

NOTE 1.  ORGANIZATION

   Company. TENERA, Inc. (the "Company"), a Delaware corporation, was formed in connection with the conversion of TENERA, L.P. (the predecessor of the Company; the "Predecessor Partnership") into corporate form (the
"Conversion"). Therefore the Company and the Predecessor Partnership are sometimes collectively referred to herein as the Company.

   On June 30, 1995, the Company completed the Conversion by means of a merger (the "Merger") of the Predecessor Partnership, its General Partner (Teknekron Technology MLP I Corporation) and its Operating Partnership (TENERA Operating Company, L.P.) with, and into, TENERA, Inc. Pursuant to the Merger: (i) the Company succeeded to the business, assets, and liabilities of the Predecessor Partnership; (ii) each limited partner Unit previously held by Unitholders in the Predecessor Partnership, (including 184,946 equivalent Units representing the interest in the Partnership of the General Partner), automatically converted to one share of Common Stock of TENERA, Inc.; and (iii) an additional 1,123,596 shares of Common Stock were issued to the sole shareholder of the General Partner in consideration of the contribution of $1,000,000 made to TENERA, Inc. by the General Partner in connection with the Merger. The Merger was approved by the Unitholders of the Predecessor Partnership pursuant to the Consent Solicitation Statement/Prospectus dated June 6, 1995, included in the Company's Registration Statement on Form S-4 (Registration Number 33-58393; the "Form S-4").

   TENERA Rocky Flats, LLC ("LLC"), a Colorado limited liability company, was formed by the Company to provide consulting services in connection with participation in the Performance Based Integrating Management Contract ("Rocky Flats Contract") at the Department of Energy's ("DOE") Rocky Flats Environmental Technology Site ("Site").

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and the LLC. All intercompany accounts and transactions have been eliminated.

   Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

   Cash and Cash Equivalents. Cash and cash equivalents consist of demand deposits, certificates of deposit, bank acceptances or repurchase agreements of major banks having strong credit ratings, and commercial paper issued by companies with strong credit ratings. The Company includes in cash and cash equivalents, all short-term, highly liquid investments which mature within three months of acquisition.

   Property and Equipment. Property and equipment are stated at cost ($2,518,000 and $2,493,000 at December 31, 1995 and 1994, respectively), net of accumulated depreciation ($2,178,000 and $2,017,000 at December 31, 1995 and 1994, respectively). Depreciation is calculated using the straight line method over the estimated useful lives, which range from three to five years.

   Revenue. Revenue from time-and-material and cost plus fixed-fee contracts is recognized when costs are incurred; from fixed-price contracts, on the basis of percentage of work completed (measured by costs incurred relative to total estimated project costs); from software license fees at time of customer acceptance; and from software maintenance agreements, equally over the period of the maintenance support agreement (usually 12 months). The Company's revenue recognition policy for its software contracts is in compliance with the American Institute of Certified Public Accounts' Statement of Position 91-1, "Software Revenue Recognition." The Company primarily offers its services and software products to the electric power industry, the DOE, and the municipal transit industry in North America.

   The Company performs ongoing credit evaluations of these customers and normally does not require collateral. Reserves are maintained for potential sales adjustments and credit losses; such losses to date have been within management's expectations. Actual revenue and cost of contracts in progress may differ from management estimates and such differences could be material to the financial statements.

   During 1995, one client accounted for 31% of the Company's total revenue. During 1994 and 1993, a different client accounted for 29%, and two clients accounted for 15% and 10%, respectively, of the Company's total revenue.

   Income Taxes. As a result of the Conversion, the Company is no longer subject to partnership tax treatment whereby the Company pays no tax on Company income. The Company became a C Corporation subject to federal and state statutory income tax rates for income earned after the close of business on June 30, 1995. Accordingly, a provision for income taxes has been made for the six months ended December 31, 1995, and no provision for income taxes has been made by the Company for the six months ended June 30, 1995.

   Accounting for Stock-Based Corporation. In October 1995, the Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") was issued and is effective for the Company's 1996 year. The Company intends to continue to account for employee stock options in accordance with APB Opinion No. 25 and will make the pro forma disclosures required by FAS 123 in 1996.

   Per Share Information. In accordance with financial reporting guidelines, historical earnings per share information is deleted from the face of the historical income statements because this data is not indicative of the ongoing Company's change in tax treatment. Pro forma per share data for 1995 is shown. Pro forma per share data assumes the Company is taxed for federal and state income tax purposes as a C Corporation at a 40% effective tax rate, and is computed on the basis of: weighted average of shares of common stock and common stock equivalents using the treasury stock method.

NOTE 3.  RELATED PARTY TRANSACTIONS

   Teknekron. The principal shareholder of Teknekron Corporation ("Teknekron") beneficially owned approximately 36% of the Company's outstanding shares of Common Stock at December 31, 1995. Teknekron provided management and related services to the Predecessor Partnership under an advisory services agreement, which expired on June 30, 1995. Charges to earnings for the services amounted to $125,000 in 1995 ($600,000 in 1994, and in 1993).

   Individual Plant Evaluation Partnership ("IPEP"). The Company was an equal participant in a partnership, IPEP, with Westinghouse Electric Corporation and Fauske & Associates, Inc., which provided executive consulting services to commercial utility companies. IPEP ceased activities and dissolved in 1995. Revenue recognized for services provided through IPEP amounted to $390,000 in 1995 ($173,000 in 1994 and $2,329,000 in 1993), and represented less than 1%
of total revenue in 1995 (less than 1% in 1994 and 8% in 1993).

   The participants paid a royalty to IPEP, of from 2% to 4% of billed fees on certain projects, for administrative services. Royalties paid to IPEP amounted to $1,000 in 1995 ($4,000 in 1994 and $42,000 in 1993).

   The Company's interest in IPEP was accounted for under the equity method. Each of the participants shared equally in the earnings of IPEP. For 1995, the Company recognized $30,000 as its share of IPEP's 1995 estimated losses ($34,000 in 1994 and $23,000 in 1993).

   Notes Receivable. The Company includes in other current assets, notes receivables from executive officers of $347,639 and $319,369 at December 31, 1995 and 1994.

   TERA Corporation Liquidating Trust ("Trust"). The Trust was established by TERA Corporation ("Predecessor Corporation") in 1986, to facilitate the orderly sale or other disposition of the remaining assets and satisfaction of all remaining debts and liabilities. The Company did not recognize any income or expense from the Trust in 1995 and 1994.

   Toltec Development Corporation ("Toltec"). The Company entered into a lease for approximately 10,000 square feet of office space during 1993 for its Berkeley facilities with Toltec, an affiliate of Teknekron. The lease expired in 1995. Lease payments to Toltec totaling $141,000 were recorded in 1995 ($224,000 in 1994).

NOTE 4.  EMPLOYEE BENEFIT PLANS

   Incentive Bonus Plans. The Company has incentive plans based on financial performance. Bonus awards of cash and shares are discretionary and are determined annually by the Board of Directors. During the year ended December 31, 1995, $150,000 was charged to earnings for incentive bonuses (none in 1994 and 1993).

   Stock Option Plan. Under the provisions of the Company's Stock Option Plan, 1,500,000 shares were reserved for issuance upon the exercise of options granted to key employees and consultants. During 1995, options were granted for 130,000 units at an exercise price of $1.1875, the then fair market value, expiring on July 1, 2001 (in 1994, options were granted for 315,000 units at an exercise price of $1.31, and 290,000 units at an exercise price of $0.6875, the then fair market values, expiring on February 7, 2004, and December 30, 2004, respectively, and in 1993 no options were granted). In connection with the Merger, the Company amended its Option Plan to reflect the fact that options will relate to shares of Common Stock, instead of limited partnership units of the Predecessor Partnership. All outstanding options for units were automatically converted to options to purchase an equal number of shares of Common Stock at the original exercise price and on the same terms and conditions as the original unit options. As of December 31, 1995, 968,000 share options were outstanding and 618,000 share options were exercisable.

   Director's Option Plan. Under the provisions of the 1993 Outside Directors Compensation and Stock Option Plan, which was approved by the Board of Directors, effective March 1, 1994, 150,000 shares were reserved for issuance upon the exercise of options granted to Outside Directors. During 1995, options were granted for 45,000 units at an exercise price of $0.6875, the then fair market value, expiring on March 1, 2005 (in 1994, options were granted for 30,000 units at an exercise price of $1.31, the then fair market value, expiring on March 1, 2004). In connection with the Merger, the Company amended the Option Plan to reflect the fact that options will relate to shares of Common Stock, instead of limited partnership units of the Predecessor Partnership. All outstanding options for units were automatically converted to options for Common Stock at the original exercise price and on the same terms and conditions as the original unit options. As of December 31, 1995, 80,000 options were outstanding and 20,000 options were exercisable.

   Profit Sharing Plan ("PSP"). The PSP is administered through a trust that covers substantially all employees. Amounts contributed to the plan, which range through from 0-10% of salary, are discretionary and are determined annually by the Company's Board of Directors. During 1995, 1994, and 1993, there were no charges to earnings for the PSP.

   401(k) Plan. As part of the PSP, a 401(k) Plan is administered through a trust that covers substantially all employees. Employees can contribute amounts to the plan, not exceeding 10% of salary. In 1993, the Company matched these amounts with a 25% contribution on a matching contribution base, not exceeding 5% of salary. As of January 1, 1994, the Company's matching contribution amounts to 50% of a matching contribution base, not exceeding 6% of the employee's salary.

   Money Purchase Plan ("MPP"). The MPP is administered through a trust that covers substantially all employees. The Company, which through 1993, contributed 5% of eligible employees' salaries to the plan annually. As of January 1, 1994, the Company's contribution amount was reduced to 3% of eligible employees annual salaries. The Company merged the MPP into the 401(k) Plan as of January 1, 1996, and eliminated the Company's MPP contribution.

   During 1995, charges to earnings for the 401(k) and MPP Plans amounted to $720,000 ($492,000 in 1994 and $694,000 in 1993).

NOTE 5.  INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995, are as follows, using the liability method:


___________________________________________________________________________
Current Deferred Tax Assets
  Contract reserves not currently deductible ............... $       663
  Accrued expense not currently deductible .................         246
  Other ....................................................         214
                                                             ------------
    Total Current Deferred Tax Assets ......................       1,123

Current Deferred Tax Liabilities
  Revenue differences related to timing ....................       1,213
                                                             ------------
    Net Current Deferred Tax Liabilities ................... $        90
                                                             ============
___________________________________________________________________________


   The current and deferred tax provisions for the year ended December 31, 1995, are as follows:


___________________________________________________________________________
Current:
  Federal .................................................. $       212
  State ....................................................          14
                                                             ------------
                                                                     216
                                                             ------------

Deferred:
  Federal ..................................................          77
  State ....................................................          13
                                                             ------------
                                                             $        90
                                                             ============
___________________________________________________________________________


   The valuation allowance was $0 and $146 at June 30, 1995 (the Conversion
Date) and December 31, 1995, respectively.

   The provision for income taxes differed from the amount computed by applying the statutory federal income tax rate for the year ended December 31, 1995, are as follows:


___________________________________________________________________________
Federal Statutory Rate .....................................      34 %
State Taxes, Net of Federal Benefit ........................       6 %
Non-Taxable Partnership Earnings ...........................     (15)%
                                                             ------------
Income Tax Provision .......................................      25 %
                                                             ============
___________________________________________________________________________


NOTE 6.  COMMITMENTS AND CONTINGENCIES

   Leases. The Company occupies facilities under noncancelable operating leases expiring at various dates through 1999. The leases call for proportionate increases due to property taxes and certain other expenses. Rent expense amounted to $734,000 for the year ended December 31, 1995 ($850,000 in 1994 and $1,331,000 in 1993).

   Minimum rental commitments under operating leases, principally for real property, are as follows:

(Year Ending December 31)
___________________________________________________________________________
1996 ....................................................... $   591,000
1997 .......................................................     407,000
1998 .......................................................     145,000
1999 .......................................................      80,000
2000 and Thereafter ........................................          --
                                                             ------------
Total Minimum Payments Required ............................ $ 1,223,000
                                                             ============
___________________________________________________________________________


   Revolving Loan Agreement. A loan agreement with a bank provides for a revolving line of credit of $5,000,000, through May 1996. At December 31, 1995, $4,500,000 was available under the credit line, and in addition, $500,000 was assigned to support standby letters of credit. Amounts advanced under the line of credit are secured by the Company's eligible accounts receivable. Under the agreement, the Company is obligated to comply with certain covenants related to equity, quick ratio, debt/equity ratio, and profits. The interest rate under the agreement is the bank's prime rate plus one percent (9.50% at December 31, 1995). During 1995, the Company paid $39,000 of interest ($9,000 in 1994 and $4,000 in 1993).

   Contingent Liabilities. In December 1986, the Predecessor Partnership received a substantial portion of its Predecessor Corporation's net assets and operations in connection with a restructuring plan approved by the shareholders. The balance of the Predecessor Corporation's assets and liabilities were transferred to the Trust for the benefit of the shareholders, to facilitate the orderly sale or other disposition of the remaining assets, and satisfaction of all remaining debts and liabilities. The Company has assumed such contingent liabilities of the Trust to the extent they exceed the assets of the Trust. Management believes that adequate assets exist to satisfy all liabilities of the Trust, contingent or otherwise, not specifically transferred to the Company.

NOTE 7.  SELECTED QUARTERLY COMBINED FINANCIAL DATA (UNAUDITED)

   A summary of the Company's quarterly financial results follows:

(In thousands, except per share or unit amounts)
__________________________________________________________________________________________________________________________

                                                    Quarter Ended                             Quarter Ended
                                        --------------------------------------    --------------------------------------
                                        12/31/95  9/30/95   6/30/95   3/31/95     12/31/94  9/30/94   6/30/94   3/31/94
__________________________________________________________________________________________________________________________

Revenue ............................... $ 7,288   $ 7,249   $ 5,664   $ 5,344     $ 4,196   $ 5,907   $ 6,418   $ 7,079
Direct Costs ..........................   4,585     5,033     3,265     3,199       2,944     3,666     3,690     4,312
General and Administrative Expenses ...   2,264     1,866     2,154     1,956       2,774     2,231     3,021     2,636
Other Income (Expenses) ...............     (30)        1         2         7         (49)      (13)       (4)        1
Special Item ..........................      -_        --        --        --          --        --       500        --
                                        --------  --------  --------  --------    --------  --------  --------  --------
Operating Income (Loss) ...............     409       351       247       196      (1,571)       (3)      203       132
Interest Income (Expense) .............       6         1        (6)       --           8         7         9        13
                                        --------  --------  --------  --------    --------  --------  --------  --------
Net Earnings (Loss) Before Income
Tax Expense ...........................     415       352   $   241   $   196     $(1,563)  $     4   $   212   $   145
                                                            ========  ========    ========  ========  ========  ========
Income Tax Expense ....................     165       141
                                        --------  --------
Net Earnings .......................... $   250   $   211
                                        ========  ========
Pro Forma Net Earnings Per Share ...... $  0.02   $  0.02   $  0.02   $  0.01
                                        ========  ========  ========  ========
__________________________________________________________________________________________________________________________
 See accompanying notes.

NOTE 8.  LEGAL PROCEEDINGS

   PLM Financial Services, Inc. ("PLM") filed an action on November 4, 1994, in the Superior Court of California for the County of Alameda seeking damages in excess of $500,000 in unpaid equipment rent and other payments allegedly owing to PLM under an equipment lease between PLM and TERA Power Corporation, a former subsidiary of the Predecessor Corporation. PLM has named the Predecessor Partnership in the action pursuant to a guaranty of the lease obligations made by the Predecessor Corporation. Management believes that the guaranty has been exonerated and will be able to defend this action successfully. Management does not believe that eventual resolution of this matter will have a material effect on the Company's financial position, however, an adverse outcome could have a material adverse impact on the results of operations and cash flows of the Company.

   On October 13, 1995, the League for Coastal Protection ("League") filed an action against Pacific Gas & Electric Company ("PG&E"), a California corporation and TENERA, Inc., in the Superior Court of California for the County of San Francisco. The action entitled League for Coastal Protection v. Pacific Gas & Electric Company, TENERA, Inc., et. al., Case No. 973182, alleges that PG&E and TENERA engaged in unfair business practices, violation of California and Federal environmental laws arising out of environmental studies performed in connection with the issuance of regulatory permits at PG&E's Diablo Canyon Power Plant, and seeks on behalf of the League and the general public, injunctive relief and unspecified damages. The League has named TENERA in the action pursuant to a belief that it was an agent of PG&E and conspired with PG&E in the alleged violations. TENERA's management anticipates that a claim based upon the same events may be filed in

Federal Court under the Clean Water Act against the Company in the near future. Management believes that the Company will be able to defend this action successfully and does not believe that the eventual resolution of this matter will have a material effect on the Company's financial position. However, an adverse outcome could have a material adverse impact on the results of operations and cash flows of the Company.

NOTE 9.  SPECIAL ITEM

   The special item in 1994 reflects the estimated settlement of specific disputed costs on certain U.S. Government contracts with the DOE. This positive earnings adjustment resulted from a partial reduction of the reserve for sales adjustment established in 1991. The reserve related to a dispute between the Company and the DOE with respect to the allowability and amount of potential rate adjustments on U.S. Government contracts for certain employee compensation costs.

                       REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
TENERA, Inc.


   We have audited the accompanying consolidated balance sheets of TENERA, Inc. at December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (partners' capital), and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TENERA, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.



                                                             ERNST & YOUNG LLP

San Francisco, California
January 19, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following tables set forth certain information with respect to the directors and executive officers of the Company.

   The directors of the Company are as follows:

      Michael D. Thomas, 47, has served as Chairman of the Board of the Company since his election in August 1991, and was named its Chief Executive Officer in September 1994. He was President of Teknekron Corporation from 1991 until December 31, 1994, and was Vice President of Marketing and Corporate Business Development for Teknekron Corporation from 1989 to 1991.

      Susan T. Cheng, Ph.D., 40, has served as a Director of the Company since her election in February 1993. She was named Treasurer of Teknekron Corporation in September 1992 and Vice President in November 1994. Previously, Ms. Cheng was Portfolio Manager of Teknekron Corporation.
   Ms. Cheng was formerly a professor at Columbia University School of Business from 1986 to 1991.

      William A. Hasler, 54, has served as a Director of the Company since his election in March 1992. Mr. Hasler is dean of the Walter A. Haas School of Business at the University of California, Berkeley. Prior to his appointment as dean in 1991, Mr. Hasler was Vice Chairman of Management Consulting for KPMG Peat Marwick from 1986 to 1991. Mr. Hasler is also a director of The Gap, Inc., ESCAgenetics Corporation, Aphton Corporation, Walker Systems, and TCSI Corporation.

      George L. Turin, Sc.D., 66, has served as a Director of the Company since his election in March 1995. Previously, Mr. Turin served as a Professor of Electrical Engineering and Computer Science at the University of California at Berkeley from 1960 to 1990. Mr. Turin also served as Vice President, Technology for Teknekron Corporation from 1988 to 1994.

      Barry L. Williams, J.D., 51, has served as a Director of the Company since his election in September 1993. Mr. Williams has been President of Williams Pacific Venture, Inc., a venture capital consulting company, since 1987. From 1988 until its sale in 1992, Mr. Williams was also President of C.N. Flagg Power, Inc., a company that provides construction services primarily to the electric utility industry. Mr. Williams is also a director of American President Companies, PG&E, and Simpson Manufacturing Co., Inc.

   In addition to Mr. Thomas, the executive officers of the Company are as follows:

      Bradley C. Geddes, 39, has served as President since his election in September 1994 and was named Chief Operating Officer of the Company in June 1993. Previously, Mr. Geddes was a Vice President and Regional Manager from 1991 to 1993, and Division Manager in Washington, D.C. from 1988 to 1991 for ABB Environmental Services, Inc.

      Jeffrey R. Hazarian, 40, has served as Chief Financial Officer, Vice President of Finance, and Corporate Secretary of the Company since his election in 1992. Previously, Mr. Hazarian served in the position of Vice President, Planning and Analysis of the Company from 1990 to 1992.

      Joe C. Turnage, Ph.D., 50, has served as Senior Vice President of the Company since his arrival at the Company in 1988.

   Officers of the Company hold office at the pleasure of the Board of Directors. There are no familial relationships between or among any of the executive officers or directors of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

   The following tables set forth certain information covering compensation paid by TENERA to the Chief Executive Officer ("CEO") and each of the three executive officers, other than the CEO of the Company, for services to TENERA in all their capacities during the fiscal years ended December 31, 1995, 1994, and 1993.

                         SUMMARY COMPENSATION TABLE

____________________________________________________________________________________________________________

                                                                      Long-Term Compensation
                                                                      ----------------------
                                             Annual Compensation        Awards     Payouts
                                            ----------  ----------    ----------  ----------
                                                                      Securities
                                                                      Underlying                All Other
                                                                       Options/      LTIP       Compensa-
 Name and Principal Position     Year         Salary      Bonus        SARs(2)    Payouts(3)     tion(1)
____________________________________________________________________________________________________________
Michael D. Thomas(4) ........    1995       $ 214,000   $      --        25,000   $      --     $ 8,602
Chief Executive Officer          1994              --          --       100,000          --          --
Bradley C. Geddes ...........    1995         177,000          --        22,000          --      33,640(5)
President                        1994         160,430          --       120,000          --      41,271(6)
                                 1993          81,231          --            --          --          --
Joe C. Turnage ..............    1995         170,000          --        20,000      55,750       8,703
Senior Vice President            1994         158,100          --        35,000      55,751       8,452
                                 1993         155,000          --            --      55,750      19,226
Jeffrey R. Hazarian .........    1995         142,192          --        13,000          --       8,058
Chief Financial Officer          1994         126,046          --        20,000          --       7,563
                                 1993         125,000          --            --      17,676       6,250
____________________________________________________________________________________________________________
 (1)  These amounts represent the amounts accrued for the Company's Profit Sharing/401(k) Plan for
      1995, 1994, and 1993, respectively, and allocated to the named executive officers.
 (2)  Reflects options granted under the 1992 Stock Option Plan; no SARs have been issued.
 (3)  These amounts reflect forgiveness of certain indebtedness pursuant to notes executed by the individual in payment for Partnership units acquired pursuant to the Entrepreneurial Equity Incentive
      Plan ("EEIP"). The EEIP was discontinued in March 1992.
 (4)  Mr. Thomas was President of Teknekron Corporation until December 31, 1994. He assumed the position of Chief Executive Officer of the Company in September 1994, for which he received no compensation.
 (5)  This amount includes relocation reimbursement pursuant to company policy ($24,640).
 (6)  This amount includes relocation reimbursement pursuant to company policy ($32,271).

   The following table sets forth certain information concerning options/SARs granted during 1995 to the named executives:

                         OPTIONS/SAR GRANTS IN 1995

_______________________________________________________________________________________________
                                                                         Potential Realizable
                                                                           Value at Assumed
                                                                           Annual Rates of
                                                                             Stock Price
                                                                           Appreciation for
                                      Individual Grants                      Option Term
                        ---------------------------------------------    --------------------
                                    % of Total
                        Number of    Options/
                        Securities     SARs
                        Underlying  Granted to  Exercise
                         Options/   Employees    or Base
                           SARs     in Fiscal     Price    Expiration
         Name            Granted       Year     ($/Share)     Date          5%         10%
_______________________________________________________________________________________________
Michael D. Thomas .....    25,000      19.23    $ 1.1875    7/1/2001     $ 10,100   $ 22,900
Bradley C. Geddes .....    22,000      16.92      1.1875    7/1/2001        8,900     20,200
Joe C. Turnage ........    20,000      15.38      1.1875    7/1/2001        8,100     18,300
Jeffrey R. Hazarian ...    13,000      10.00      1.1875    7/1/2001        5,300     11,900
_______________________________________________________________________________________________


OTHER COMPENSATION ARRANGEMENTS

   Joe C. Turnage, Senior Vice President, executed an employment agreement with the Company upon joining the Company in 1988. The employment agreement provided for purchases of partnership units by Mr. Turnage at the fair market value upon the date of issuance, dependent upon meeting various objectives set forth in the agreement. Pursuant to the Agreement and the EEIP, Mr. Turnage purchased an aggregate of 289,371 partnership units, the purchase price of which was payable by notes, which notes were to be forgiven over specified periods, provided Mr. Turnage remained in the employ of the Company. In late 1991, the terms of the EEIP awards made to Mr. Turnage and others with similar arrangements, were modified and the period over which the remaining balance of the notes was extended and the conditions for future forgiveness modified. The amount of indebtedness forgiven is included in the Summary Compensation Table under the captions "LTIP Payouts." Mr. Turnage's employment may be terminated at any time by the Company under the terms of the employment agreement.

   The 1992 Stock Option Plan provides that options may become exercisable over such periods as provided in the agreement evidencing the option award. Options granted to date, including options granted to executive officers and set forth in the above tables, generally call for vesting over a four-year period. The 1992 Stock Option Plan provides that a change in control of the Company will result in immediate vesting of all options granted and not previously vested.

DIRECTORS COMPENSATION

   Except as described below, the directors of the Company are paid no compensation by the Company for their services as directors. Susan T. Cheng, William A. Hasler, George L. Turin, and Barry L. Williams as directors, are paid a retainer of $1,000 per month. Ms. Cheng and Messrs. Hasler, Turin, and Williams are also paid a fee of $1,000 for each meeting of the Board and any Board Committee which they attend. The 1993 Outside Directors Compensation and Stock Option Plan was approved by the Board effective March 1, 1994, which provides for the annual issuance of options for outside directors (Ms. Cheng and Messrs. Hasler, Turin, and Williams). During 1994, 10,000 stock options were issued to each of Messrs. Hasler and Williams. During 1995, 15,000 stock options were issued to each of Ms. Cheng and Messrs. Hasler, Turin, and Williams. The options expire ten (10) years after, and vest on (1) year after the date of grant, and have an exercise price equal to the fair market value of the shares of Common Stock on date of grant. Upon exercise of the options, a director may not sell or otherwise transfer more than 50% of the shares until six (6) months after the date on which the director ceases to be a director of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   During 1995, the Compensation Committee was composed of Susan T. Cheng, William A. Hasler, and Barry L. Williams. Susan T. Cheng is Treasurer and Vice President of Teknekron Corporation. (See Item 13. "Certain Relationships and Related Transactions.")

EFFECT OF MERGER ON OPTION PLANS

   In connection with the Conversion, the Company amended the Predecessor Partnership's 1992 Unit Option Plan and 1993 Outside Director Compensation and Unit Option Plan to reflect the fact that options now relate to shares of Common Stock instead of Units. Except for the changes from Units to Common Stock and minor conforming changes, the amended 1992 Stock Option Plan and the 1993 Outside Director Compensation and Stock Option Plan are identical to the previous plans and all outstanding options for Units were automatically converted to options for Common Stock at the original exercise price and on the same terms and conditions as the original Unit options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

   The following table sets forth certain information as of March 15, 1996, with respect to beneficial ownership of the shares of Common Stock of the Company by each person who is known by the Company to own beneficially more than 5% of the shares of Common Stock:

_____________________________________________________________________________

                                                               Approximate
                                                    Shares       Percent
                                                 Beneficially  Beneficially
                Name and Address                    Owned         Owned
_____________________________________________________________________________
Harvey E. Wagner ...............................   3,708,658      35.9%(1)
P.O. Box 7463
Incline Village, NV  89450
Dr. Michael John Keaton ........................   1,106,887      10.7%(2)
1950 Manzanita Drive
Oakland, CA  94611
_____________________________________________________________________________
 (1)  Such shares are held of record by Incline Village Investment Group
      Limited Partnership, a Georgia limited partnership and were contributed to the Incline Village Investment Group Limited
      Partnership by Mr. Wagner in exchange for a 99% limited partnership interest. An additional 37,460 shares, as to which Mr. Wagner disclaims beneficial ownership, were contributed to the Incline
      Village Investment Group Limited Partnership by Mr. Wagner's spouse,
      Leslie Wagner, in exchange for a 1% general partner interest. The
      Incline Village Investment Group Limited Partnership has sole voting and investment power with respect to all such shares.
 (2)  Mr. Keaton has sole voting and investment power with respect to all shares shown as beneficially owned by him subject to community property laws where applicable.

   (b)  SECURITY OWNERSHIP OF MANAGEMENT

   The following table sets forth information as of March 15, 1996, with respect to current beneficial ownership of shares of Common Stock by (i) each of the directors of the Company, (ii) each of the executive officers named in the Summary Compensation Table (see Item 11), and (iii) all current directors and executive officers as a group.

_____________________________________________________________________________

                                                    Shares
                                                 Beneficially   Percentage
                      Name                         Owned(1)    Ownership(2)
_____________________________________________________________________________
Susan T. Cheng .................................    --0--         --0--
Bradley C. Geddes ..............................   85,000(4)        *
William A. Hasler ..............................   45,000(3)        *
Jeffrey R. Hazarian ............................   37,186(4)        *
Michael D. Thomas ..............................   71,400(4)        *
George L. Turin ................................   60,504(3)        *
Joe C. Turnage .................................  124,421(4)        1.2%
Barry L. Williams ..............................   25,000(3)        *
All Current Directors and Executive Officers
as a Group (8 persons) .........................  448,511(4)        4.3%
_____________________________________________________________________________
 (1)  The persons named above have sole voting and investment power with respect to all Shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.
 (2)  Asterisks represent less than 1% ownership.
 (3)  Includes options under the Company's 1993 Outside Directors
      Compensation and Stock Option Plan which are exercisable on
      March 15, 1996, or within 60 days thereafter.
 (4)  Includes options under the Company's 1992 Stock Option Plan which are exercisable on February 21, 1996, or within 60 days thereafter.

   Beneficial ownership as shown in the tables above has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this Rule, certain securities may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, securities are deemed to be beneficially owned by a person if the person has the right to acquire the securities (for example, upon exercise of an option or the conversion of a debenture) within 60 days of the date as of which the information is provided; in computing the percentage of ownership of any person, the amount of securities outstanding is deemed to include the amount of securities beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding Units of any person as shown in the preceding tables do not necessarily reflect the person's actual voting power at any particular date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Certain members of management or stockholders of the Company have certain direct or indirect interests in certain transactions involving the Company, separate from their interests as stockholders, as follows:

      (i) The Company has made certain loans to various employees, including officers, generally pursuant to employee benefit plan(s) and generally in connection with the purchase of stock or units. In making loans to officers, the Company retains the right to offset all or some portion of any cash bonuses due to recipients against the balance of the loans and holds the stock as collateral for such loans. As of December 31, 1995, the Company had notes receivables from its executive officers evidencing loans in the following amounts: Mr. Turnage _ $347,639. The largest amount outstanding during 1995 was $347,639.

      (ii) The Predecessor Partnership had entered into an Advisory Services Agreement with Teknekron Corporation, whereby Teknekron Corporation provided management and other administrative services to the Predecessor Partnership, and through December 31, 1994, paid a monthly management services fee thereunder of $50,000 directly to Teknekron Corporation, and affiliate of its General Partner. Effective January 1, 1995, the Advisory Services Agreement was modified to provide that the compensation of Mr. Thomas, Chairman of the Board and Chief Executive Officer of the General Partner, would be paid directly by the Predecessor Partnership instead of Teknekron Corporation, and as a result, the monthly fee was reduced to $25,000 beginning January 1, 1995. The Advisory Services Agreement terminated upon the Conversion. Mr. Wagner, the Company's largest stockholder, is the sole stockholder and a director of Teknekron Corporation.

      (iii) The Company had entered into a lease for its former Berkeley facilities with Toltec Development Corporation, and affiliate of Teknekron Corporation ("Toltec"). The lease has terminated and the facilities were vacated on August 31, 1995. Lease payments to Toltec totaling $141,000 were recorded in 1995.

      (iv) Susan T. Cheng, a director of the Company, is Treasurer and Vice President of Teknekron Corporation.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

   (a)(1)  FINANCIAL STATEMENTS

   The following financial statements of the Company are filed with this report and can be found in Part II, Item 8, on the pages indicated below:


                                                                       PAGE
      Consolidated Statements of Operations _ Year Ended December 31,
      1995, 1994, and 1993 ............................................  13

      Consolidated Balance Sheets _ December 31, 1995 and 1994 ........  14

      Consolidated Statements of Shareholders' Equity/Partners'
      Capital - Year Ended December 31, 1995, 1994, and 1993 ..........  15

      Consolidated Statements of Cash Flows _ Year Ended December 31,
      1995, 1994, and 1993 ............................................  16

      Notes to Consolidated Financial Statements ......................  17

      Report of Independent Auditors ..................................  24

   (a)(2)  FINANCIAL STATEMENT SCHEDULES

   The following financial statement schedules with respect to the Company are filed in this report:

      Schedule VIII _ Valuation and Qualifying Accounts and Reserves ..  34

   All other schedules are omitted because they are either not required or not applicable.


   (a)(3)  EXHIBITS

2.1       Agreement and Plan of Merger dated as of June 6, 1995 among the
            Registrant, Teknekron Technology MLP I Corporation, TENERA, L.P., and TENERA Operating Company, L.P. (a form of which is attached as Annex A to the Registrant's Consent Solicitation Statement/Prospectus included in the Registration Statement on Form S-4 (Registration No. 33-58393) declared effective by the Securities and Exchange Commission on June 2, 1995 (the "Registration Statement"), and is incorporated herein by this reference).

3.1       Certificate of Incorporation of the Registrant dated October 27,
            1994 (filed by incorporation by reference to Exhibit 3.3 to the Registration Statement).

3.2       By-Laws of the Registrant (filed by incorporation by reference to
            Exhibit 3.4 to the Registration Statement).

4.1       Form of Certificate of Common Stock of Registrant (filed by incorporation by reference to Exhibit 4.5 to the Registration Statement).

10.1      Conveyance Agreement between TERA and TENERA Operating Company,
            L.P., dated December 30, 1986 (filed as Exhibit 2.2 to the Predecessor Partnership's Form 8-K filed with the SEC on January 9, 1987, and incorporated by reference herein).

10.2      Registrant's lease on its Rockville, Maryland properties (filed as
            Exhibit 10.2 to the Predecessor Partnership's Form 10-K filed with the SEC on March 29, 1995, and incorporated herein by reference ("1994 Form 10-K")).

10.3      Registrants' lease on its Knoxville, Tennessee properties (filed as
            Exhibit 10.4 to Form 10-K filed with the SEC on March 25, 1994, and incorporated by reference herein ("1993 Form 10-K")).

10.4      Registrant's lease on its Company headquarters located in San
            Francisco, California (filed as Exhibit 10.12 to Form 10-Q filed with the SEC on November 14, 1995, and incorporated by reference herein ("3rd Qtr 1995 Form 10-Q")).

11.1      Statement regarding computation of per share earnings:  See "Notes to Consolidated Financial Statements."

21.1(1)   List of Subsidiaries of the Registrant.

23.1(1)   Consent of Independent Auditors.

27.1(1)   Financial Data Schedule.

   (b)  REPORTS ON FORM 8-K

   None.

   (c)  EXHIBITS (SEE ITEM 14(a)(3) ABOVE.)

   (d)  FINANCIAL STATEMENT SCHEDULES

   The schedules listed in Item 14(a)(2) above should be used in conjunction with the Consolidated Financial Statements of the Company for the year ended December 31, 1995.



------------------------------
(1)  Filed herewith.

                                                                SCHEDULE VIII

                                TENERA, INC.
               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)
_________________________________________________________________________________________________________

                                           Additions                   Deductions
                                    ------------------------    ------------------------
                       Balance      Charged to   Charged to     Credited to                   Balance
                      Beginning      Costs and      Other         Special                     at End
    Description        of Year       Expenses    Accounts(1)       Item         Other         of Year
_________________________________________________________________________________________________________
1993
Reserve for
Sales Adjustment
and Credit Losses ..  $   3,869      $      85    $     312      $      --    $     549      $   3,717
1994
Reserve for
Sales Adjustment
and Credit Losses ..      3,717            271           --            500          591          2,897
1995
Reserve for
Sales Adjustment
and Credit Losses ..      2,897            131           --             --          140          2,888
_________________________________________________________________________________________________________
 (1)  Represents amounts previously written-off, but reinstated to Accounts Receivables.

                                SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Dated:  March 27, 1996

                                 TENERA, INC.

                                 By:         /s/ JEFFREY R. HAZARIAN
                                      --------------------------------------
                                               Jeffrey R. Hazarian
                                             Chief Financial Officer

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         Signature                        Title                    Date



                                Chairman of the Board and
                                 Chief Executive Officer
 /s/ MICHAEL D. THOMAS        (Principal Executive Officer)   March 27, 1996
---------------------------
    (Michael D. Thomas)





    /s/ SUSAN T. CHENG                  Director              March 27, 1996
---------------------------
     (Susan T. Cheng)





   /s/ WILLIAM A. HASLER                Director              March 27, 1996
---------------------------
    (William A. Hasler)





    /s/ GEORGE L. TURIN                 Director              March 27, 1996
---------------------------
     (George L. Turin)





   /s/ BARRY L. WILLIAMS                Director              March 27, 1996
---------------------------
    (Barry L. Williams)

                                Chief Financial Officer,
                                Corporate Secretary, and
                                 Vice President, Finance
                                (Principal Financial and
  /s/ JEFFREY R. HAZARIAN          Accounting Officer)        March 27, 1996
---------------------------
   (Jeffrey R. Hazarian)

                                EXHIBIT INDEX

Ex. 21.2   List of Subsidiaries of the Registrant

Ex. 23.1   Consent of Independent Auditors

Ex. 27.1   Financial Data Schedule