Form 10-Q
period 1996-03-31
TENERA INC
filed 1996-05-14
CIK 804731

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                      _________________________________



                                  FORM 10-Q

(MARK ONE)

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

   The number of shares outstanding on March 31, 1996, was 10,320,843.

                              TABLE OF CONTENTS

                                                                       PAGE
                      PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited) .............................   1

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ...........................   7

                       PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings ............................................   9

Item 2.  Changes in Securities ........................................   *

Item 3.  Defaults Upon Senior Securities ..............................   *

Item 4.  Submission of Matters to a Vote of Security Holders ..........   *

Item 5.  Other Information ............................................   *

Item 6.  Exhibits and Reports on Form 8-K .............................   9


- --------------------
* None.

                       PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                TENERA, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

(In thousands, except per share amounts)
___________________________________________________________________________________

                                                               Three Months Ended
                                                                   March, 31
                                                              --------------------
                                                                1996       1995
___________________________________________________________________________________
Revenue ..................................................... $  7,256   $  5,344
Direct Costs ................................................    4,901      3,199
General and Administrative Expenses .........................    2,205      1,956
Other Income ................................................        4          7
                                                              ---------  ---------
  Operating Income ..........................................      154        196
Interest Income, Net ........................................       32         --
                                                              ---------  ---------
  Net Earnings Before Income Tax Expense ....................      186   $    196
                                                                         =========
Income Tax Expense ..........................................       74
                                                              ---------
Net Earnings ................................................ $    112
                                                              =========
Net Earnings per Share ...................................... $   0.01
                                                              =========
Pro Forma Net Earnings per Share ............................            $   0.01
                                                                         =========
Weighted Average Number of Shares Outstanding ...............   10,422      9,541
                                                              =========  =========
___________________________________________________________________________________

See accompanying notes.

                                TENERA, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

(In thousands, except share amounts)
__________________________________________________________________________________________

                                                              March 31,      December 31,
                                                                 1996             1995
__________________________________________________________________________________________
ASSETS
Current Assets
  Cash and cash equivalents ..............................    $   4,777        $   1,474
  Receivables, less allowance of $3,005 (1995 - $2,888):
    Billed ...............................................        2,306            4,857
    Unbilled .............................................        2,242            2,758
  Other current assets ...................................          547              641
                                                              ----------       ----------
      Total Current Assets ...............................        9,872            9,730
Property and Equipment, Net ..............................          308              340
Other Assets .............................................           17               17
                                                              ----------       ----------
          Total Assets ...................................    $  10,197        $  10,087
                                                              ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable .......................................    $     914        $   1,170
  Accrued compensation and related expenses ..............        2,851            2,418
  Income taxes payable ...................................           48              216
  Deferred income taxes  .................................           90               90
                                                              ----------       ----------
      Total Current Liabilities ..........................        3,903            3,894
Non-Current Liabilities ..................................           18               18
                                                              ----------       ----------
        Total Liabilities ................................        3,921            3,912
Commitments and Contingencies
Shareholders' Equity
  Common Stock, $0.01 par value, 25,000,000 authorized,
  10,417,345 issued and outstanding ......................          104              104
  Paid in capital, in excess of par ......................        5,698            5,698
  Retained earnings ......................................          573              461
  Treasury stock - 96,502 shares (1995 - 87,402 shares) ..          (99)             (88)
                                                              ----------       ----------
        Total Shareholders' Equity .......................        6,276            6,175
                                                              ----------       ----------
          Total Liabilities and Shareholders' Equity .....    $  10,197        $  10,087
                                                              ==========       ==========
__________________________________________________________________________________________

See accompanying notes.

                                TENERA, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (Unaudited)

(In thousands, except share amounts)
____________________________________________________________________________________

                                             Paid In
                                             Capital
                                                In
                                    Common    Excess   Retained  Treasury
                                    Stock     of Par   Earnings   Stock     Total
____________________________________________________________________________________
December 31, 1995 ................ $   104   $ 5,698   $   461   $   (88)  $ 6,175

Repurchase of 9,100 Shares .......      --        --        --       (11)      (11)
Net Earnings .....................      --        --       112        --       112
                                   --------  --------  --------  --------  --------
March 31, 1996 ................... $   104   $ 5,698   $   573   $   (99)  $ 6,276
                                   ========  ========  ========  ========  ========
____________________________________________________________________________________

See accompanying notes.

                                TENERA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

(In thousands)
_____________________________________________________________________________________

                                                               Three Months Ended
                                                                    March 31,
                                                             -----------------------
                                                               1996           1995
_____________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings ............................................. $   112        $   196
  Adjustments to reconcile net earnings to cash provided
  (used) by operating activities:
    Depreciation ...........................................      75             78
    Gain on sale of equipment ..............................      (4)            (7)
    Increase in allowance for sales adjustments ............     117             --
    Changes in assets and liabilities:
      Receivables ..........................................   2,950           (678)
      Other current assets .................................      94            (77)
      Accounts payable .....................................    (256)          (226)
      Accrued compensation and related expenses ............     433            224
      Income taxes payable .................................    (168)            --
                                                             --------       --------
        Net Cash Provided (Used) By Operating Activities ...   3,353           (490)
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment ....................     (43)           (21)
  Proceeds from sale of equipment ..........................       4              7
                                                             --------       --------
        Net Cash Used in Investing Activities ..............     (39)           (14)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repurchase of equity .................................     (11)            --
                                                             --------       --------
        Net Cash Used by Financing Activities ..............     (11)            --
                                                             --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......   3,303           (504)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........   1,474          1,943
                                                             --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................. $ 4,777        $ 1,439
                                                             ========       ========
_____________________________________________________________________________________

See accompanying notes.

                                TENERA, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1996 and 1995
                                 (Unaudited)

NOTE 1.  ORGANIZATION

   The Company. TENERA, Inc. (the "Company"), a Delaware corporation, was formed in connection with the conversion of TENERA, L.P. (the predecessor of the Company; the "Predecessor Partnership") into corporate form (the "Conversion"). Therefore the Company and the Predecessor Partnership are sometimes collectively referred to herein as the Company.

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

   The LLC. TENERA Rocky Flats, LLC ("LLC"), a Colorado limited liability company, was formed by the Company to provide consulting services in connection with participation in the Performance Based Integrating Management Contract ("Rocky Flats Contract") at the Department of Energy's ("DOE") Rocky Flats Environmental Technology Site ("Site").

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and the LLC and have been prepared by the Company without audit. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at March 31, 1996, and the results of operations and cash flows at March 31, 1996 and 1995, have been made. For further information, refer to the financial statements and notes thereto contained in the Form 10-K for the year ended December 31, 1995.

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

   Property and Equipment. Property and equipment are stated at cost ($2,561,000 and $2,518,000 at March 31, 1996 and December 31, 1995,
respectively), net of accumulated depreciation ($2,253,000 and $2,178,000 at March 31, 1996 and December 31, 1995, respectively). Depreciation is calculated using the straight line method over the estimated useful lives, which range from three to five years.

   Revenue. Revenue from time-and-material and cost plus fixed-fee contracts is recognized when costs are incurred; from fixed-price contracts, on the basis of percentage of work completed (measured by costs incurred relative to total estimated project costs); from software license fees at time of customer acceptance; and from software maintenance agreements, equally over the period of the maintenance support agreement (usually 12 months). The Company's revenue recognition policy for its software contracts is in compliance with the

American Institute of Certified Public Accountants' Statement of Position 91-1, "Software Revenue Recognition." The Company primarily offers its services and software products to the electric power industry, the DOE, and the municipal transit industry in North America.

   The Company performs ongoing credit evaluations of these customers and normally does not require collateral. Reserves are maintained for potential sales adjustments and credit losses; such losses to date have been within management's expectations. Actual revenue and cost of contacts in progress may differ from management estimates and such differences could be material to the Company's future financial statements.

   Income Taxes. As a result of the Conversion, the Company is no longer subject to partnership tax treatment whereby the Company pays no tax on Company income. The Company became a C Corporation subject to federal and state statutory income tax rates for income earned after the close of business on June 30, 1995. Accordingly, a provision for income taxes has been made for the three months ended March 31, 1996, and no provision for income taxes has been made by the Company for the three months ended March 31, 1995.

   Accounting for Stock-Based Corporation. In October 1995, the Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") was issued and is effective for the Company's 1996 year. The Company intends to continue to account for employee stock options in accordance with APB Opinion No. 25 and will make the pro forma disclosures required by FAS 123 in 1996.

   Per Share and Pro Forma Per Share Information. Per share data for 1996 is computed on the basis of: weighted average of shares of common stock and common stock equivalents using the treasury stock method. In accordance with financial reporting guidelines, pro forma earnings per share information for 1995 assumes the Company is taxed for federal and state income tax purposes as a C Corporation at a 40% effective tax rate, and is computed on the basis of: weighted average of shares of common stock and common stock equivalents using the treasury stock method. Historical earnings per share information is deleted from the face of the historical income statements because this data is not indicative of the ongoing Company's change in tax treatment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                TENERA, INC.
                            RESULTS OF OPERATIONS
                                 (Unaudited)

__________________________________________________________________________

                                         Percent of Revenue      Percent
                                       ----------------------   Increase
                                           Quarter Ended       (Decrease)
                                             March, 31            from
                                       ----------------------     Prior
                                          1996        1995        Year
__________________________________________________________________________
Revenue ..............................   100.0%      100.0%       35.8%
Direct Costs .........................    67.5        59.9        53.2
General and Administrative Expenses ..    30.4        36.6        12.6
Other Income .........................    --           0.1       (42.9)
                                       ----------  ----------  ----------
  Operating Income ...................     2.1         3.7       (21.4)
Interest Income ......................     0.5        --           n/m
                                       ----------  ----------  ----------
Net Earnings Before
Income Tax Expense ...................     2.6%        3.7%       (5.1)%
                                       ==========  ==========  ==========
__________________________________________________________________________

 n/m:  Not meaningful.

RESULTS OF OPERATIONS

   Higher revenue from the government sector, and increased general and administrative expenses resulted in lowering net earnings before income tax expense to $186,000 in the first quarter of 1996, from $196,000 in the comparable period of 1995.

   The revenue increase in the first quarter of 1996 compared to a year ago, is primarily the result of the Rocky Flats Contract which began on July 1, 1995. This also resulted in the concentration of revenue from the government sector increasing to 63% of total revenue for 1996 from 34% in 1995. The Rocky Flats Contract's impact on revenue for 1996 was partially offset by the impact of: reduced sales in the Government Services group due primarily to decreased funding at various other DOE sites; reduced sales in the Power Services group; and reduced staffing in the Transportation group due primarily to reassignment for internal development. The Rocky Flats Contract, as with all TENERA contracts, is cancelable by the clients.

   Direct costs were higher in the first three months of 1996, and the corresponding gross margin contribution was lower than the comparable period, primarily reflecting the increased staffing and the lower cost-plus pricing characteristics of the Rocky Flats Contract.

   Although general and administrative costs increased by $249,000 in the first quarter of 1996 as compared to the comparable period in 1995, primarily due to higher internally-funded research and development costs and lower professional staff productivity on client projects, they dropped as a percentage of revenue from 36.6% in 1995 to 30.4% in 1996. Prior to January 1, 1996, the Company's product development had been primarily funded by customers as part of the development of software applications.

   Other income for the first three months of 1996 includes gains on the sale of assets related to facility downsizing.

   Net interest income represents earnings from the investment of cash balances in short-term, high-quality, government and corporate debt instruments, partially offset by capital lease interest expense. The Company had no borrowings under its line of credit during the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents increased by $3,303,000 during the first quarter of 1996. The increase was due to cash provided by operations ($3,353,000), offset by cash used in net acquisition of equipment ($39,000), and in financing activities ($11,000).

   Receivables decreased by $2,950,000 from December 31, 1995, while revenue during the first quarter of 1996 remained at a relatively constant level with the fourth quarter of 1995, primarily due to an increase in collections during the quarter ended March 31, 1996. The allowance for sales adjustments increased by $117,000 since December 31, 1995.

   Accounts payable decreased by $256,000 during the period, primarily due to the net reduction of prepaid fixed-price project commitments. Accrued compensation and related expenses increased by $433,000 during the period reflecting lower vacation and holiday usage and annual salary adjustments.

   Income taxes payable decreased by $168,000 during the period representing payment of 1995 income taxes.

   Equity increased by $101,000 in the quarter ended March 31, 1996, due to net earnings ($112,000), partially offset by the repurchase of stock ($11,000).

   No cash dividend was declared in the first quarter of 1996.

   The impact of inflation on revenue and projects of the Company was minimal.

   At March 31, 1996, the Company had available $4,500,000 of a $5,000,000 revolving loan facility with its lender which expires in May 1996. The Company has received a commitment to extend the loan facility from its lender. The Company has no outstanding borrowing against the line, however, $500,000 was assigned to support standby letters of credit.

   Management believes that cash expected to be generated by operations, the Company's working capital, and its loan facility are adequate to meet its anticipated liquidity needs through December 31, 1996.

                        PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   On April 17, 1996, the registrant, TENERA, Inc. ("TENERA" or the "Company"), learned that TENERA was named in civil actions in federal court relating to the pending action brought in the California Superior Court by the League for Coastal Protection (the "League") on October 13, 1995. The pending state court action was previously disclosed in the Company's Form 10-Q filed with the Securities and Exchange Commission ("SEC") on November 13, 1995, and its Form 10-K, filed with the SEC on March 27, 1996. As previously disclosed, the filing of federal claims was anticipated by the Company and the actions relate to the same factual allegations contained in the League's pending state court action. The federal actions were filed in the United States District Court, Northern District of California, by the League on April 16, 1996 and by John W. Carter ("Carter") on behalf of the United States and the State of California in an action filed in camera and under seal with the court on February 5, 1996.

   Both the League's state and federal court actions were filed on behalf of the League and the general public. The state court action alleges that TENERA and Pacific Gas & Electric Company ("PG&E") violated California and federal law in connection with environmental studies at PG&E's Diablo Canyon Power Plant. Similarly, the League's federal court action alleges that TENERA and PG&E violated the Federal Clean Water Act in connection with those same environmental studies. Both actions seek injunctive relief and unspecified damages.

   The Carter action, which seeks unspecified damages and statutory penalties, asserts claims that TENERA and PG&E violated the State and Federal False Claims Acts in connection with the same environmental studies.

   As with the pending state court action, the Company will vigorously defend these actions, and management believes that the Company will be successful and will ultimately prevail in all these actions. An adverse outcome, however, would have a material adverse effect on the financial condition of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  EXHIBITS

   11.0    Statement regarding computation of per share earnings:
           See Notes to Consolidated Financial Statements.

   27.0*   Financial Data Schedule

   (b)  REPORTS ON FORM 8-K

   None.


- --------------------
*  Filed herewith.

                                SIGNATURES


   PURSUANT TO THE REQUIREMENT OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                  TENERA, INC.


Dated:  May 13, 1996              By:     /s/ JEFFREY R. HAZARIAN
                                       ------------------------------
                                             Jeffrey R. Hazarian
                                          Chief Financial Officer,
                                          Corporate Secretary, and
                                          Vice President, Finance

                                EXHIBIT INDEX

Ex. 27.0     Financial Data Schedule