Form 10-Q
period 1996-06-30
TENERA INC
filed 1996-08-13
CIK 804731

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                      _________________________________



                                  FORM 10-Q

(MARK ONE)

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

   The number of shares outstanding on June 30, 1996, was 10,191,837.

                              TABLE OF CONTENTS

                                                                       PAGE
                      PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited) .............................   1

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ...........................   7

                       PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings ............................................   9

Item 2.  Changes in Securities ........................................   *

Item 3.  Defaults Upon Senior Securities ..............................   *

Item 4.  Submission of Matters to a Vote of Security Holders ..........   9

Item 5.  Other Information ............................................   *

Item 6.  Exhibits and Reports on Form 8-K .............................   9


- --------------------
* None.

                       PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                TENERA, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

(In thousands, except per share amounts)
_____________________________________________________________________________________

                                          Three Months Ended      Six Months Ended
                                               June 30,               June 30,
                                         --------------------   --------------------
                                           1996       1995        1996       1995
_____________________________________________________________________________________
Revenue ................................ $  6,036   $  5,664    $ 13,292   $ 11,008
Direct Costs ...........................    3,678      3,265       8,579      6,464
General and Administrative Expenses ....    2,663      2,154       4,868      4,110
Other Income ...........................       17          2          21          9
Special Item ...........................      250         --         250         --
                                         ---------  ---------   ---------  ---------
  Operating (Loss) Income ..............      (38)       247         116        443
Interest Income (Expense), Net..........       43         (6)         75         (6)
                                         ---------  ---------   ---------  ---------
  Net Earnings Before
  Income Tax Expense ...................        5   $    241         191   $    437
                                                    =========              =========
Income Tax Expense .....................        2                     76
                                         ---------              ---------
Net Earnings ........................... $      3               $    115
                                         =========              =========
Net Earnings per Share ................. $   0.00               $   0.01
                                         =========              =========
Pro Forma Net Earnings Per Share .......            $   0.02               $   0.03
                                                    =========              =========
Weighted Average Number of
Shares Outstanding .....................   10,282      9,380      10,304      9,451
                                         =========  =========   =========  =========
_____________________________________________________________________________________

See accompanying notes.

                                TENERA, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

(In thousands, except share amounts)
__________________________________________________________________________________________

                                                               June 30,      December 31,
                                                                 1996             1995
__________________________________________________________________________________________
ASSETS
Current Assets
  Cash and cash equivalents ..............................    $   4,430        $   1,474
  Receivables, less allowance of $2,832 (1995 - $2,888):
    Billed ...............................................        2,271            4,857
    Unbilled .............................................        1,209            2,758
  Other current assets ...................................          841              641
                                                              ----------       ----------
      Total Current Assets ...............................        8,751            9,730
Property and Equipment, Net ..............................          326              340
Other Assets .............................................            0               17
                                                              ----------       ----------
          Total Assets ...................................    $   9,077        $  10,087
                                                              ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable .......................................    $     654        $   1,170
  Accrued compensation and related expenses ..............        2,097            2,418
  Income taxes payable ...................................          100              216
  Deferred income taxes  .................................           90               90
                                                              ----------       ----------
      Total Current Liabilities ..........................        2,941            3,894
Non-Current Liabilities ..................................           18               18
                                                              ----------       ----------
        Total Liabilities ................................        2,959            3,912
Commitments and Contingencies
Shareholders' Equity
  Common Stock, $0.01 par value, 25,000,000 authorized,
  10,417,345 issued and outstanding
  (1995 - 10,417,345 shares) .............................          104              104
  Paid in capital, in excess of par ......................        5,698            5,698
  Retained earnings ......................................          576              461
  Treasury stock - 225,508 shares (1995 - 87,402 shares) .         (260)             (88)
                                                              ----------       ----------
        Total Shareholders' Equity .......................        6,118            6,175
                                                              ----------       ----------
          Total Liabilities and Shareholders' Equity .....    $   9,077        $  10,087
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

                                TENERA, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (Unaudited)

(In thousands, except share amounts)
____________________________________________________________________________________

                                             Paid In
                                             Capital
                                                In
                                    Common    Excess   Retained  Treasury
                                    Stock     of Par   Earnings   Stock     Total
____________________________________________________________________________________
December 31, 1995 ................ $   104   $ 5,698   $   461   $   (88)  $ 6,175

Repurchase of 9,100 Shares .......      --        --        --       (11)      (11)
Net Earnings .....................      --        --       112        --       112
                                   --------  --------  --------  --------  --------
March 31, 1996 ...................     104     5,698       573       (99)    6,276

Repurchase of 129,006 Shares .....      --        --        --      (161)     (161)
Net Earnings .....................      --        --         3        --         3
                                   --------  --------  --------  --------  --------
June 30, 1996 .................... $   104   $ 5,698   $   576   $  (260)  $ 6,118
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

                                TENERA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

(In thousands)
_____________________________________________________________________________________

                                                                Six Months Ended
                                                                    June 30,
                                                             -----------------------
                                                               1996           1995
_____________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings ............................................. $   115        $   437
  Adjustments to reconcile net earnings to cash provided
  (used) by operating activities:
    Depreciation ...........................................     139            149
    Gain on sale of equipment ..............................      (4)            (7)
    Decrease in allowance for sales adjustments ............     (56)           (89)
    Changes in assets and liabilities:
      Receivables ..........................................   4,191           (258)
      Other current assets .................................    (200)            59
      Other assets .........................................      17             --
      Accounts payable .....................................    (516)          (841)
      Accrued compensation and related expenses ............    (321)           (59)
      Income taxes payable .................................    (116)            --
                                                             --------       --------
        Net Cash Provided (Used) By Operating Activities ...   3,249           (609)
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment ....................    (125)           (21)
  Proceeds from sale of equipment ..........................       4              7
                                                             --------       --------
        Net Cash Used in Investing Activities ..............    (121)           (14)
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment under bank loan agreement ......................      --           (750)
  Net repurchase of equity .................................    (172)          (182)
  Issuance of equity .......................................      --          1,000
                                                             --------       --------
        Net Cash (Used) Provided by Financing Activities ...    (172)            68
                                                             --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......   2,956           (555)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........   1,474          1,943
                                                             --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................. $ 4,430        $ 1,388
                                                             ========       ========
_____________________________________________________________________________________

See accompanying notes.

                                TENERA, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1996 and 1995
                                 (Unaudited)

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

   The LLC. TENERA Rocky Flats, LLC (the "LLC"), a Colorado limited liability company, was formed by the Company to provide consulting services in connection with participation in the Performance Based Integrating Management Contract ("Rocky Flats Contract") at the Department of Energy's ("DOE") Rocky Flats Environmental Technology Site ("Site").

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and the LLC and have been prepared by the Company without audit. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at June 30, 1996, and the results of operations and cash flows at June 30, 1996 and 1995, have been made. For further information, refer to the financial statements and notes thereto contained in the Form 10-K for the year ended December 31, 1995.

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

   Property and Equipment. Property and equipment are stated at cost ($2,643,000 and $2,518,000 at June 30, 1996 and December 31, 1995,
respectively), net of accumulated depreciation ($2,317,000 and $2,178,000 at June 30, 1996 and December 31, 1995, respectively). Depreciation is calculated using the straight line method over the estimated useful lives, which range from three to five years.

   Revenue. Revenue from time-and-material and cost plus fixed-fee contracts is recognized when costs are incurred; from fixed-price contracts, on the basis of percentage of work completed (measured by costs incurred relative to total estimated project costs); from software license fees, at time of customer acceptance; and from software maintenance agreements, ratably over the period of the maintenance support agreement (usually 12 months). The Company's revenue recognition policy for its software contracts is in compliance with the

American Institute of Certified Public Accountants' Statement of Position 91-1, "Software Revenue Recognition." The Company primarily offers its services and software products to the electric power industry, the DOE, and the municipal transit industry in North America.

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

   Income Taxes. As a result of the Conversion, the Company is no longer subject to partnership tax treatment whereby the Company pays no tax on Company income. The Company became a C Corporation subject to federal and state statutory income tax rates for income earned after the close of business on June 30, 1995. Accordingly, a provision for income taxes has been made for the three and six months ended June 30, 1996, and no provision for income taxes has been made by the Company for the three and six months ended June 30, 1995.

   Per Share and Pro Forma Per Share Information. Per share data for 1996 is computed on the basis of: weighted average number of shares of common stock and common stock equivalents using the treasury stock method. In accordance with financial reporting guidelines, pro forma earnings per share information for 1995 assumes the Company is taxed for federal and state income tax purposes as a C Corporation at a 40% effective tax rate, and is computed on the basis of: weighted average number of shares of common stock and common stock equivalents using the treasury stock method. Historical earnings per share information is deleted from the face of the historical income statements because this data is not indicative of the ongoing Company's change in tax treatment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                TENERA, INC.
                            RESULTS OF OPERATIONS
                                 (Unaudited)

_______________________________________________________________________________________________________________

                                         Percent of Revenue                   Percent of Revenue
                                       ----------------------               ----------------------
                                            Quarter Ended                      Six Months Ended
                                               June 30,                             June 30,
                                       ----------------------               ----------------------
                                                                 Percent                              Percent
                                                                Increase                             Increase
                                                               (Decrease)                           (Decrease)
                                                                  from                                 from
                                                                  Prior                                Prior
                                          1996        1995        Year         1996        1995        Year
_______________________________________________________________________________________________________________
Revenue ..............................   100.0%      100.0%        6.6%       100.0%      100.0%       20.8%
Direct Costs .........................    60.9        57.6        12.7         64.5        58.7        32.7
General and Administrative Expenses ..    44.1        38.0        23.6         36.7        37.3        18.4
Other Income .........................     0.3        --         750.0          0.2         0.1       133.3
Special Item .........................     4.1        --         100.0          1.9        --         100.0
                                       ----------  ----------  ----------   ----------  ----------  ----------
Operating (Loss) Income ..............    (0.6)        4.4      (115.4)         0.9         4.1       (73.8)
Interest Income (Expense), Net........     0.7         0.1        n/m           0.5        (0.1)       n/m
                                       ----------  ----------  ----------   ----------  ----------  ----------
Net Earnings (Loss) Before
Income Tax Expense ....................    0.1%        4.3%      (97.9)%       1.4%        4.0%      (56.3)%
                                       ==========  ==========  ==========   ==========  ==========  ==========
_______________________________________________________________________________________________________________

 n/m:  Not meaningful.

RESULTS OF OPERATIONS

   Higher revenue in the second quarter and first half of 1996, compared to 1995, was offset by higher direct costs and general and administrative expenses. This resulted in a quarterly loss before income tax expense and the special item of $245,000, compared to net earnings before income tax expense of $241,000 for the quarter in 1995. Similarly, the Company reported a first half loss before income tax expense and the special item of $59,000, compared to net earnings before income tax expense of $437,000 in 1995.

   During the first quarter, the Company received written contracts and orders having an estimated value of approximately $6.3 million. The contract activity primarily reflects the next three months' funding at the DOE's Rocky Flats Environmental Technology Site ("Rocky Flats"), and to a lesser extent, work for clients serviced by the Company's other operating groups. Contracted backlog for current, active projects totaled approximately $6.8 million as of June 30, 1996, up slightly from $6.5 million as of March 31, 1996.

   The revenue increase in the second quarter and first half of 1996, compared to a year ago, is primarily the result of the Rocky Flats Contract which began July 1, 1995. This also resulted in the concentration of revenue from the government sector increasing to 67% and 65% of total revenue in the second quarter and first half of 1996, respectively, from 34% for both periods in 1995. The Rocky Flats Contract's impact on revenue for 1996 was partially offset by the impact of reduced sales in the Government Services group (due primarily to decreased funding at various other DOE sites), reduced sales in the Power Services group, and reduced staffing in the Transportation group (due primarily to reassignment for internal development). The Rocky Flats Contract, as with all TENERA contracts, is cancelable by the clients.

   Direct costs were higher in the second quarter and first half of 1996, with the corresponding gross margin contribution lower than the comparable periods. These items reflect the increased staffing and the lower project margin characteristics of the Rocky Flats Contract.

   General and administrative costs increased by $509,000 and $758,000 in the second quarter and first half of 1996, respectively, as compared to the comparable periods in 1995. These items reflect lower professional staff productivity on client projects, and higher internally-funded research and development costs. Prior to January 1, 1996, the Company's product development had been primarily funded by clients as part of the development of software applications.

   Other income for the second quarter and first half of 1996 primarily relates to the liquidation of the Company's interest in the Individual Plant Evaluation Partnership, a technical services partnership in which it was an operating participant until its termination in 1995. Other income in 1995 mainly reflects gains on the sale of assets related to facility downsizing.

   The special item of $250,000 in the second quarter of 1996, reflects an adjustment of the reserve related to the settlement of specific disputed costs on certain U.S. Government contracts with the DOE. This positive earnings impact resulted from a further reduction of the reserve for sales adjustment established in 1991, and is based upon the successful government audits and contract closeouts of prior periods.

   Net interest income in 1996 represents earnings from the investment of cash balances in short-term, high-quality, government and corporate debt instruments, partially offset by capital lease interest expense. The Company had no borrowings under its line of credit during the first half of 1996. Net interest expense in 1995 reflects line of credit borrowings, partially offset by interest income from the investment of cash balances.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $2,956,000 during the first half of 1996. The increase was due to cash provided by operations ($3,249,000), offset by cash used in net acquisition of equipment ($121,000), and in financing activities ($172,000).

   Receivables decreased by $4,191,000 from December 31, 1995, primarily due to an increase in collections during the first half of 1996. The allowance for sales adjustments decreased by $56,000 since December 31, 1995.

   Accounts payable decreased by $516,000 since the end of 1995, primarily due to the net reduction of prepaid fixed-price project commitments. Accrued compensation and related expenses decreased by $321,000 during the period primarily reflecting the payment of the Company's 1995 contribution to the employee retirement plan in the second quarter.

   Income taxes payable decreased by $116,000 during the period representing payment of 1995 income taxes.

   Equity decreased by $57,000 in the first half ended June 30, 1996, due to net earnings ($115,000), offset by the repurchase of stock ($172,000).

   No cash dividend was declared in the first half of 1996.

   The impact of inflation on revenue and projects of the Company was minimal.

   At June 30, 1996, the Company had available $4,500,000 of a $5,000,000 revolving loan facility with its lender which expires in May 1998. The Company has no outstanding borrowing against the line, however, $500,000 was assigned to support standby letters of credit.

   Management believes that cash expected to be generated by operations, the Company's working capital, and its loan facility are adequate to meet its anticipated liquidity needs through December 31, 1996.

                        PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   Refer to Item 1 of the Company's Form 10-Q, filed with the Securities and Exchange Commission (the "SEC") on May 13, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At an Annual Meeting of Shareholders on June 18, 1996, the shareholders voted on, and approved the following actions, as described in the proxy statement for such meeting:

      (i) Elected Messrs. William A. Hasler and Michael D. Thomas as directors of the Company, to serve for the three-year terms ending in 1999 (with 8,511,006 votes cast in favor of Mr. Hasler, 8,511,611 votes cast in favor of Mr. Thomas, and 48,629 and 48,024 votes cast against the nominees, respectively). In addition, the three-year terms of directors Susan T. Cheng, Barry L. Williams, and George L. Turin continued after the meeting, until the Annual Meeting of Shareholders in 1997, 1997, and 1998, respectively.

      (ii) Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending
   December 31, 1996 (with 8,524,076 votes cast in favor, 8,331 votes cast against, and 27,228 votes cast to abstain).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  EXHIBITS

   11.0    Statement regarding computation of per share earnings:
           See Notes to Consolidated Financial Statements.

   27.0*   Financial Data Schedule

   (b)  REPORTS ON FORM 8-K

      A Form 8-K was filed with the SEC on May 10, 1996, reporting on the filing of federal civil claims in the United States District Court, Northern District of California, by the League for Coastal Protection (the "League") and John W. Carter, on behalf of the United States and the State of California, on April 16, 1996 and February 5, 1996, respectively. The federal claims, the filing of which was anticipated by the Company, relate to the same factual allegations contained in the League's pending state court action. The pending state court action was previously disclosed in the Company's Form 10-Q, filed with the SEC on November 13, 1995, and its Form 10-K, filed with the SEC on March 27, 1996.


- --------------------
*  Filed herewith.

                                SIGNATURES


   PURSUANT TO THE REQUIREMENT OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                  TENERA, INC.


Dated:  August 12, 1996           By:     /s/ JEFFREY R. HAZARIAN
                                       ------------------------------
                                             Jeffrey R. Hazarian
                                          Chief Financial Officer,
                                          Corporate Secretary, and
                                          Vice President, Finance

                                EXHIBIT INDEX

Ex. 27.0     Financial Data Schedule