Form 10-Q
period 1996-09-30
TENERA INC
filed 1996-11-13
CIK 804731

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                      _________________________________



                                  FORM 10-Q

(MARK ONE)

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

   The number of shares outstanding on September 30, 1996, was 10,191,837.

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

                       PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings ............................................   *

Item 2.  Changes in Securities ........................................   *

Item 3.  Defaults Upon Senior Securities ..............................   *

Item 4.  Submission of Matters to a Vote of Security Holders ..........   *

Item 5.  Other Information ............................................   *

Item 6.  Exhibits and Reports on Form 8-K .............................  10


--------------------
* None.

                       PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                TENERA, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

(In thousands, except per share amounts)
_____________________________________________________________________________________

                                          Three Months Ended     Nine Months Ended
                                            September 30,          September 30,
                                         --------------------   --------------------
                                           1996       1995        1996       1995
_____________________________________________________________________________________
Revenue ................................ $  5,586   $  7,249    $ 18,878   $ 18,257
Direct Costs ...........................    3,651      5,033      12,230     11,497
General and Administrative Expenses ....    2,734      1,866       7,602      5,976
Other Income ...........................       --          1          21         10
Special Item ...........................       --         --         250         --
                                         ---------  ---------   ---------  ---------
  Operating (Loss) Income ..............     (799)       351        (683)       794
Interest Income (Expense), Net..........       43          1         118         (5)
                                         ---------  ---------   ---------  ---------
  Net (Loss) Earnings Before
  Income Tax (Benefit) Expense .........     (756)       352        (565)       789
Income Tax (Benefit) Expense ...........      (76)       141          --        141
                                         ---------  ----------  ---------  ---------
Net (Loss) Earnings .................... $   (680)  $    211    $   (565)  $    648
                                         =========  ==========  =========  =========
Net (Loss) Earnings per Share .......... $  (0.07)  $   0.02    $  (0.05)
                                         =========  ==========  =========
Pro Forma Net Earnings Per Share .......                                   $   0.05
                                                                           =========
Weighted Average Number of
Shares Outstanding .....................   10,192     10,588      10,267      9,861
                                         =========  =========   =========  =========
_____________________________________________________________________________________

See accompanying notes.

                                TENERA, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

(In thousands, except share amounts)
__________________________________________________________________________________________

                                                              Sept. 30,         Dec. 31,
                                                                 1996             1995
__________________________________________________________________________________________
ASSETS
Current Assets
  Cash and cash equivalents ..............................    $   3,943        $   1,474
  Receivables, less allowance of $1,767 (1995 - $2,888):
    Billed ...............................................        2,179            4,857
    Unbilled .............................................        1,264            2,758
  Other current assets ...................................          940              641
                                                              ----------       ----------
      Total Current Assets ...............................        8,326            9,730
Property and Equipment, Net ..............................          308              340
Other Assets .............................................           --               17
                                                              ----------       ----------
          Total Assets ...................................    $   8,634        $  10,087
                                                              ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable .......................................    $     966        $   1,170
  Accrued compensation and related expenses ..............        2,075            2,418
  Income taxes payable ...................................           --              216
  Deferred income taxes  .................................          137               90
                                                              ----------       ----------
      Total Current Liabilities ..........................        3,178            3,894
Non-Current Liabilities ..................................           18               18
                                                              ----------       ----------
        Total Liabilities ................................        3,196            3,912
Commitments and Contingencies
Shareholders' Equity
  Common Stock, $0.01 par value, 25,000,000 authorized,
  10,417,345 issued and outstanding
  (1995 - 10,417,345 shares) .............................          104              104
  Paid in capital, in excess of par ......................        5,698            5,698
  Retained earnings ......................................         (104)             461
  Treasury stock - 225,508 shares (1995 - 87,402 shares) .         (260)             (88)
                                                              ----------       ----------
        Total Shareholders' Equity .......................        5,438            6,175
                                                              ----------       ----------
          Total Liabilities and Shareholders' Equity .....    $   8,634        $  10,087
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

                                TENERA, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (Unaudited)

(In thousands, except share amounts)
____________________________________________________________________________________

                                             Paid In
                                             Capital
                                                In
                                    Common    Excess   Retained  Treasury
                                    Stock     of Par   Earnings   Stock     Total
____________________________________________________________________________________
December 31, 1995 ................ $   104   $ 5,698   $   461   $   (88)  $ 6,175

Repurchase of 9,100 Shares .......      --        --        --       (11)      (11)
Net Earnings .....................      --        --       112        --       112
                                   --------  --------  --------  --------  --------
March 31, 1996 ...................     104     5,698       573       (99)    6,276

Repurchase of 129,006 Shares .....      --        --        --      (161)     (161)
Net Earnings .....................      --        --         3        --         3
                                   --------  --------  --------  --------  --------
June 30, 1996 ....................     104     5,698       576      (260)    6,118

Net Earnings .....................      --        --      (680)       --      (680)
                                   --------  --------  --------  --------  --------
September 30, 1996 ............... $   104   $ 5,698   $  (104)  $  (260)  $ 5,438
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

                                TENERA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

(In thousands)
_____________________________________________________________________________________

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                               1996           1995
_____________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) earnings ...................................... $  (565)       $   648
  Adjustments to reconcile net earnings to cash provided
  (used) by operating activities:
    Depreciation ...........................................     204            215
    Gain on sale of equipment ..............................      (5)            (8)
    (Decrease) Increase in allowance for sales adjustments .  (1,121)            10
    Changes in assets and liabilities:
      Receivables ..........................................   5,293         (1,896)
      Other current assets .................................    (299)           (82)
      Other assets .........................................      17             --
      Accounts payable .....................................    (204)          (752)
      Accrued compensation and related expenses ............    (343)           532
      Income taxes payable/deferred ........................    (169)           141
      Non-current liabilities ..............................      --             25
                                                             --------       --------
        Net Cash Provided (Used) By Operating Activities ...   2,808         (1,167)
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment ....................    (172)          (108)
  Proceeds from sale of equipment ..........................       5              9
                                                             --------       --------
        Net Cash Used in Investing Activities ..............    (167)           (99)
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment under bank loan agreement ......................      --           (750)
  Net repurchase of equity .................................    (172)          (182)
  Issuance of equity .......................................      --          1,000
                                                             --------       --------
        Net Cash (Used) Provided by Financing Activities ...    (172)            68
                                                             --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......   2,469         (1,198)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........   1,474          1,943
                                                             --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................. $ 3,943        $   745
                                                             ========       ========
_____________________________________________________________________________________

See accompanying notes.

                                TENERA, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1996 and 1995
                                 (Unaudited)

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and the LLC and have been prepared by the Company without audit. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at September 30, 1996, and the results of operations and cash flows at September 30, 1996 and 1995, have been made. For further information, refer to the financial statements and notes thereto contained in TENERA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission.

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

   Property and Equipment. Property and equipment are stated at cost ($2,691,000 and $2,518,000 at September 30, 1996 and December 31, 1995,
respectively), net of accumulated depreciation ($2,383,000 and $2,178,000 at September 30, 1996 and December 31, 1995, respectively). Depreciation is calculated using the straight line method over the estimated useful lives, which range from three to five years.

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

   Income Taxes. As a result of the Conversion, the Company is no longer subject to partnership tax treatment whereby the Company pays no tax on Company income. The Company became a C Corporation subject to federal and state statutory income tax rates for income earned after the close of business on June 30, 1995. Accordingly, a provision for income taxes was made for the three months ended September 30, 1995, and no provision for income taxes was made by the Company for the six months ended June 30, 1995. Furthermore, due to the net loss for the three months and nine months ended September 30, 1996, the Company has reversed the income tax provision made during the first six months of 1996.

   Per Share and Pro Forma Per Share Information. Per share data for 1996 and the three-month period ended September 30, 1995, are computed on the basis of: weighted average number of shares of common stock and common stock equivalents using the treasury stock method. In accordance with financial reporting guidelines, pro forma earnings per share information for the nine months ended September 30, 1995, assumes the Company is taxed for federal and state income tax purposes as a C Corporation at a 40% effective tax rate, and is computed on the basis of: weighted average number of shares of common stock and common stock equivalents using the treasury stock method. Historical earnings per share information is deleted from the face of the historical income statements because this data is not indicative of the ongoing Company's change in tax treatment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                TENERA, INC.
                            RESULTS OF OPERATIONS
                                 (Unaudited)

_______________________________________________________________________________________________________________

                                         Percent of Revenue                   Percent of Revenue
                                       ----------------------               ----------------------
                                           Quarter Ended                      Nine Months Ended
                                           September 30,                        September 30,
                                       ----------------------               ----------------------
                                                                 Percent                              Percent
                                                                Increase                             Increase
                                                               (Decrease)                           (Decrease)
                                                                  from                                 from
                                                                  Prior                                Prior
                                          1996        1995        Year         1996        1995        Year
_______________________________________________________________________________________________________________
Revenue ..............................   100.0%      100.0%      (22.9)%      100.0%      100.0%        3.4%
Direct Costs .........................    65.4        69.4       (27.5)        64.8        63.0         6.4
General and Administrative Expenses ..    48.9        25.8        46.5         40.2        32.7        27.2
Other Income .........................    --          --        (100.0)         0.1        --         110.0
Special Item .........................    --          --          --            1.3        --         100.0
                                       ----------  ----------  ----------   ----------  ----------  ----------
Operating (Loss) Income ..............   (14.3)        4.8      (327.6)        (3.6)        4.3      (186.0)
Interest Income, Net..................     0.8        --       4,200.0          0.6        --          n/m
                                       ----------  ----------  ----------   ----------  ----------  ----------
Net (Loss) Earnings Before
Income Tax (Benefit) Expense .........   (13.5)%       4.8%     (314.8)%       (3.0)%       4.3%     (171.6)%
                                       ==========  ==========  ==========   ==========  ==========  ==========
_______________________________________________________________________________________________________________

 n/m:  Not meaningful.

RESULTS OF OPERATIONS

   Lower revenue and higher general and administrative expenses in the third quarter of 1996, compared to 1995, resulted in a quarterly loss before income taxes of $756,000, compared to net earnings before income tax expense of $352,000 for the quarter in 1995. For the nine-month period of 1996, higher revenue was offset by higher direct costs and general and administrative expenses, resulting in a nine-month loss before income taxes of $565,000, compared to net earnings before income tax expense of $789,000 in 1995.

   During the third quarter, the Company received written contracts and orders having an estimated value of approximately $6.0 million. The activity primarily reflects the award of a significant contract, valued at approximately $2.9 million, with the National Railroad Passenger Corporation ("Amtrak") to supply a fully integrated work management system for its rolling stock; the next three months' funding at the DOE's Rocky Flats Environmental Technology Site ("Rocky Flats"); and to a lesser extent, work for clients serviced by the Company's other operating groups. Contracted backlog for current, active projects totaled approximately $7.3 million as of September 30, 1996, up from $6.8 million as of June 30, 1996.

   The revenue decrease in the third quarter of 1996, compared to a year ago, is primarily the result of reduced sales in the Government Services group and a reduction in the Rocky Flats contract activity (due primarily to decreased funding at various DOE sites), reduced non-strategic sales in the Power Services group, and lower staffing in the Transportation group (due primarily to staff reassignments to internal software product development). The increase in revenue for the nine months ended September 30, 1996, compared to a year ago, was primarily due to the Rocky Flats contract which was in existence for the entire nine months of 1996, but commenced in mid-1995.

   Direct costs were lower in the third quarter of 1996, compared to a year ago, primarily as a result of the reduced revenue generation opportunities. Higher direct costs for the nine months ended September 30, 1996, were primarily due to the continuation of the Rocky Flats contract, partially offset by reduced revenue activity in the other operating groups.

   General and administrative costs increased by $868,000 and $1.6 million in the third quarter and first nine months of 1996, respectively, as compared to the comparable periods in 1995, primarily reflecting increased professional staff time spent on overhead activities, higher severance costs, and increased internally-funded software development costs. Prior to January 1, 1996, the Company's product development had been primarily funded by clients as part of the development of software applications.

   Other income for the first nine months of 1996 primarily relates to the final liquidation, in April 1996, of the Company's interest in the Individual Plant Evaluation Partnership, a technical services partnership in which it was an operating participant until its termination in 1995. Other income in 1995 mainly reflects gains on the sale of assets related to facility downsizing.

   The special item of $250,000 during the nine months ended September 30, 1996, reflects an adjustment in the second quarter of 1996, of the reserve related to the settlement of specific disputed costs on certain U.S. Government contracts with the DOE. This positive earnings impact resulted from a further reduction of the reserve for sales adjustment established in 1991, and is based upon the successful government audits and contract closeouts of prior periods.

   Net interest income in 1996 represents earnings from the investment of cash balances in short-term, high-quality, government and corporate debt instruments, partially offset by capital lease interest expense. The Company had no borrowings under its line of credit during the first nine months of 1996. Net interest expense in 1995 reflects line of credit borrowings, partially offset by interest income from the investment of cash balances.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents increased by $2,469,000 during the first nine months of 1996. The increase was due to cash provided by operations ($2,808,000), offset by cash used in net acquisition of equipment ($167,000), and in financing activities ($172,000).

   Receivables decreased by $5,293,000 from December 31, 1995, primarily due to an increase in collections during the first nine months of 1996. The allowance for sales adjustments decreased by $1,121,000 since December 31, 1995, primarily due to contract closeouts of various government contracts from prior periods.

   Accounts payable decreased by $204,000 since the end of 1995, primarily due to the net reduction of prepaid fixed-price project commitments. Accrued compensation and related expenses decreased by $343,000 during the period primarily reflecting the payment of the Company's 1995 contribution to the employee retirement plan in the second quarter, as well as staff reductions.

   Income taxes payable/deferred decreased by $169,000 during the period resulting from payment of 1995 income taxes and reduced tax liability associated with third quarter 1996 net losses.

   Equity decreased by $737,000 in the first nine months ended September 30, 1996, due to net losses ($565,000) and the repurchase of stock ($172,000).

   No cash dividend was declared in the first nine months of 1996.

   The impact of inflation on revenue and projects of the Company was minimal.

   At September 30, 1996, the Company had available $4,500,000 of a $5,000,000 revolving loan facility with its lender which expires in May 1998. The Company has no outstanding borrowing against the line, however, $500,000 was assigned to support standby letters of credit.

   Management believes that cash expected to be generated by operations, the Company's working capital, and its loan facility are adequate to meet its anticipated liquidity needs through the next twelve months.

   Statements contained in this report, which are not historical facts, are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include fluctuations in customer demand and the timing and acceptance of new product introductions. Additional risks are detailed in the Company's filings with the Securities and Exchange Commission, including its Registration Statement on Form S-4 (#33-58393).

                        PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  EXHIBITS

   11.0    Statement regarding computation of per share earnings:
           See Notes to Consolidated Financial Statements.

   27.0*   Financial Data Schedule

   (b)  REPORTS ON FORM 8-K

        None.


--------------------
*  Filed herewith.

                                SIGNATURES


   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                  TENERA, INC.


Dated:  November 12, 1996         By:     /s/ JEFFREY R. HAZARIAN
                                       ------------------------------
                                             Jeffrey R. Hazarian
                                          Chief Financial Officer,
                                          Corporate Secretary, and
                                          Vice President, Finance

                                EXHIBIT INDEX

Ex. 27.0     Financial Data Schedule