Form 10-K
period 1996-12-31
TENERA INC
filed 1997-03-28
CIK 804731

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                      _________________________________


                                  FORM 10-K

(MARK ONE)

[  X  ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy as information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   As of March 17, 1997, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $4,215,650 based on the last transaction price as reported on the American Stock Exchange. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

   The number of shares outstanding on March 17, 1997, was 10,123,153.

                                   PART I

ITEM 1.  BUSINESS

GENERAL

   TENERA, Inc. ("TENERA" or the "Company"), a Delaware corporation, was formed in connection with the conversion of TENERA, L.P. (the predecessor of the Company, the "Predecessor Partnership") into corporate form (the "Merger" or "Conversion"), completed on June 30, 1995. Pursuant to the Merger, the Company succeeded to the business, assets, and liabilities of the Predecessor Partnership. Therefore, the Company and the Predecessor Partnership are sometimes collectively referred to herein as TENERA or the Company. (See Note 1 to Financial Statements. Organization)

   The Company provides a broad range of professional services and software products to solve complex management, engineering, environmental, and safety challenges associated with the licensing, operation, asset management, and maintenance of power plants and mass transit systems. Its services and products cover the following general areas: consulting and management services and software services, products, and systems.

   In the area of consulting and management services, TENERA provides services to assist its commercial electric power industry clients with respect to nuclear and fossil plant operations and maintenance, nuclear safety and licensing, organizational effectiveness, management audits, utility and project management, risk management, and certain environmental engineering tasks, and also provides expert witness and analysis support for regulatory and legal proceedings. For its governmental clients, TENERA provides the Department of Energy ("DOE") and DOE prime contractors with assistance in devising, implementing, and monitoring strategies to upgrade from an operational, safety, and environmental perspective at DOE-owned nuclear reactor sites. For the mass transit area, TENERA provides its clients with consulting services associated with the maintenance of their rolling stock, right-of-way, and facilities. The software services, products, and systems area complements the management and consulting services areas providing software services and information management products, specialized data bases, and systems which support electric power generation and mass transit systems in areas such as regulatory compliance, facility operations, maintenance, and data management.

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

BACKGROUND

   The Company's principal markets are the commercial electric utility industry and the DOE-owned nuclear reactor sites. The electric utility industry has undergone considerable change in recent years and faces a complex mix of economic and regulatory pressures. There has been gradual deregulation of the production and distribution of electricity, and the associated desire by utilities to meet demand for electricity through higher operating efficiency. Some of the Company's largest commercial clients have responded to a more competitive environment by implementation of significant cost control measures.

   Electric utilities and the DOE-owned nuclear reactor sites also face close scrutiny resulting from public concern over health, safety, and the environment. The Company believes that increased enforcement of environmental laws and regulations at various levels of government continues to be prompted by publicity and public awareness of environmental problems and health hazards posed by hazardous materials and toxic wastes.

   Economic pressures have resulted in certain changes in the focus of electric utility management. For example, the rate-making process now represents a significant area of risk to utilities. This has highlighted the importance of careful planning and documentation in connection with rate case preparation. Furthermore, rate base decisions apparently are shifting their emphasis to ongoing performance reviews related to such measures as plant capacity factors. This has resulted in substantial penalties for extended plant outages and has stimulated actions by the utilities to assure more reliable operations.

   The DOE has begun the implementation of programs to address safety problems and environmental concerns which have emerged at its nuclear facilities. These programs are designed to bring the operations into compliance with a variety of health, safety, and environmental requirements, similar to those applicable to the commercial electric utility industry. The DOE's decontamination, decommissioning, and remediation programs are also aimed at achieving significant cleanup of its hazardous waste storage facilities and the partial shutdown of nuclear operations at certain of its sites.

   The markets for electric utility and DOE facility professional services and software products covers a broad range of activities. Typical markets include waste management, outage support, operating plant services, licensing support, safety and health management, maintenance and information services, decommissioning consulting, risk assessment, quality assurance and control, organizational effectiveness, engineering support, records management, fuel related services, and plant security.

   In recent years, the slowdown in construction of commercial power plants has placed a premium on extending existing plant life and has shifted the electric utility commercial market emphasis. This has also resulted in greater attention by utilities to management systems for preventive maintenance and improved methods of plant operation, which may, in time, result in the expansion of the market for services and software associated with the efficient and profitable operation of existing capacity.

   The Company's other market, mass transit systems, consists of public entities that provide ground transportation services to the general public. The properties are typically characterized as either bus or rail operators, with rail and large bus operators comprising approximately 75% of the budgeted mass transit funds for maintenance and capital assets. The transit industry consists primarily of government or quasi-government agencies, which are subject to swings in government subsidy levels, and operate in a political arena. A significant portion of this funding is spent by the operators on asset operation and maintenance. In several sectors of the country, transit infrastructure and fleets are aging and may require extensive maintenance or replacement to the extent that capital budgets will allow.

   The industrial association, American Public Transit Association ("APTA") is a strong representative of the transit industry, with a membership comprised of over 96% of the transit organizations. TENERA has established close and active ties with APTA in order to maintain a clear understanding of the issues facing this industry. The Company has sold total solution systems and services to some of the most prestigious operators in the industry (i.e., New York Metropolitan Transit Authority and Amtrak). The experience gained during these engagements has provided the Company's transit consultants with additional insight into the day-to-day, on-the-line problems which must be solved by the operator's maintenance organizations.

SERVICES AND PRODUCTS

   The Company provides its services by utilizing its professional skills and technological resources in an integrated approach which combines technical and project management capabilities with software systems and data bases. Services performed by the Company typically include one or more of the following: consultation with the client to determine the nature and scope of the problem, identification and evaluation of the problem and its impact, development and design of a process for correcting the problem, preparation of business plans, preparation of reports for obtaining regulatory agency permits, and analysis in support of regulatory and legal proceedings. The Company operates in one business segment providing services which cover these general areas: consulting and management services and software services, products, and systems.

   The following table reflects the percentage of revenues derived for each of these areas for the period indicated during the fiscal years ended December 31, 1994 through 1996:

________________________________________________________________________

                                              Year Ended December 31,
                                             --------------------------
                                              1996      1995      1994
________________________________________________________________________
Consulting and Management Services ......... 91.8%     85.5%     83.6%
Software Services, Products, and Systems ...  8.2%     14.5%     16.4%
________________________________________________________________________

   Consulting and Management Services. The Company's consulting and management services involve determining a solution to client problems and challenges arising in the design, operation, and management of large facilities and mass transit systems. Focus is also placed on providing expertise in the wide range of disciplines required to resolve complex legal and regulatory issues and offering executives guidance in planning and implementing a coordinated, effective response to such issues. The Company applies its professional skills, software, and specialized data bases to all aspects of these problems and challenges in the following general areas:

  -  Operations and maintenance
  -  Engineering design review and verification
  -  Nuclear safety and licensing
  -  Organizational effectiveness
  -  Management audits
  -  Project management
  -  Nuclear safety and criticality at DOE facilities
  -  Environmental engineering issues at DOE and electric utility facilities

   Software Services, Products, and Systems. To complement its professional services, the Company offers a range of information software services, products, and systems including data bases designed to support mass transit and electric utility clients in areas such as asset management, regulatory compliance, facility operations, and equipment maintenance and data management related to management consulting, operating performance, and environmental engineering requirements. The principal proprietary aspect of the software business lies in the ability to utilize it to solve client problems and to market this capability. Software applications for a variety of industrial sectors and requirements have been developed for PC, mini, and mainframe hardware installations. The Company offers interactive software applications for mass transit systems or large facility information management requirements, which are designed for use with IBM mainframe and networked personal computer environments. Major core products which are customized to the client's specifications include:

  - An on-line interactive system for coordinating and controlling all aspects of maintenance for large mass transit systems and electric utility facilities

  - Networked PC software to manage nuclear safety-related data bases and engineering processes in conformance with rigorous software quality assurance requirements

MARKETING AND CLIENTS

   Marketing. The Company's marketing strategy emphasizes its ability to offer a broad range of services and software designed to meet the needs of its clients in a timely and cost-efficient manner. The Company has the organization and capability to undertake not only small tasks requiring a few professionals but also the management, staffing, design, and implementation of major projects which may last for several months and involve large numbers of professionals in several geographic locations. Characteristic of TENERA's marketing strategy are significant projects in which initial contracts have been only a fraction of the ultimate sale.

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

   Clients. During the year ended December 31, 1996, TENERA provided services and software to over 75 clients involving over 125 contracts. During the year ended December 31, 1995, TENERA provided services and software to over 66 clients involving over 150 contracts. Over 80% of TENERA's clients during the year ended December 31, 1996, had previously used its services or software.

   During the year ended December 31, 1996, two customers, Kaiser-Hill Company, LLC ("Kaiser-Hill"), prime contractor of the Rocky Flats Contract, and Commonwealth Edison Company ("ComEd"), accounted for approximately 68% of the Company's total revenue. Kaiser-Hill and ComEd represented approximately 56% and 12%, respectively. During the year ended December 31, 1995, these two clients accounted for approximately 38% of the Company's total revenue (Kaiser-Hill - 31%; ComEd - 7%). The Company has maintained working relationships with Kaiser-Hill and ComEd for two years and ten years, respectively, during which time various contracts have been completed and replaced with new or follow-on contracts. There can be no assurance that these relationships will be maintained at current levels or beyond the existing contracts, and the loss of these clients could have a material adverse effect on the Company.

OPERATIONS

   The Company contracts for the billing of its services in one of four ways: time and materials ("T & M"), cost plus fixed fee ("CPFF"), cost plus incentive fee ("CPIF"), or fixed price. T & M, CPFF, and CPIF contracts, which cover a substantial amount of TENERA's revenues, are generally billed monthly by applying a multiplier factor to specific labor costs or by use of a fixed labor rate per hour charged to each project. T & M, CPFF, and CPIF contracts are generally structured to include "not-to-exceed" ceilings; however, if after initial review or after work has started, it is noted that additional work beyond the initial scope of work is required, the contract normally can be renegotiated to include such additional work and to increase the contract ceiling accordingly. The Company also receives license and annual maintenance fees from contracts involving software products. During the year ended December 31, 1996, such fees amounted to $283,000 ($814,000 in 1995).

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

BACKLOG

   As of December 31, 1996, TENERA had contracted a backlog of approximately $6.7 million, all of which is cancelable by the clients. Contracted backlog represents the aggregate of the residual (unspent) value of those active contracts entered into by TENERA for services which are limited by a contractual amount and does not include any estimates of open-ended services contracts or unfunded backlog that may result from additions to existing contracts.

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

RESEARCH AND DEVELOPMENT

   It has been TENERA's policy to undertake development projects of software, systems, and data bases only if they can be expected to lead directly to proprietary products that may be generally marketable. A portion of TENERA's research and development effort may be funded through customer-sponsored projects, although the rights to the systems and data bases generally remain with TENERA. Because TENERA's research and development activities involve the integration of customer-funded, cost sharing, and TENERA-funded projects, it is not possible to segregate on a historical basis all of the specific costs allocable as research and development costs. In 1996 however, TENERA expended in excess of $562,000 ($68,000 in 1995) of its funds on software development designed to meet customers needs for 1996 and beyond.

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

PERSONNEL

   At December 31, 1996, the Company employed a total of 176 consultants, engineers, programmers, and scientists and a supporting administrative staff of over 30 employees. Nine employees hold doctorates and 71 employees hold master's degrees. TENERA also retains the services of independent contractors in order to fulfill specific needs for particular projects. None of TENERA's employees are represented by a labor union.

ITEM 2.  PROPERTIES

   The Company's headquarters are located in San Francisco, California, and consist of approximately 13,500 square feet of leased office space. TENERA also leases approximately 5,000 square feet of office space in Hartford, Connecticut. These leases expire in 1997 and 2000, respectively. Additionally, TENERA maintains leases covering approximately 8,000 square feet in total in Louisville, Colorado; Knoxville, Tennessee; and Richland, Washington which expire at various dates through 1998.

   The Company believes that its facilities are well maintained and adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

   On November 4, 1994, PLM Financial Services, Inc. ("PLM") filed an action against the Predecessor Partnership, among others, in the Superior Court of California for the County of Alameda. The action entitled PLM Financial Services, Inc. v. TERA Corporation, et al., Case No. 743 439-0, seeks damages in excess of $4.6 million in unpaid equipment rent and other unspecified damages allegedly owing to PLM under an equipment lease dated September 29, 1984 between PLM and TERA Power Corporation ("TERA Power"), a former subsidiary of TERA Corporation (the "Predecessor Corporation"). PLM has named the Predecessor Partnership in the action pursuant to a Guaranty dated September 24, 1984 of the lease obligations of TERA Power made by the Predecessor Corporation. Upon the liquidation of the Predecessor Corporation in late 1986, the stock of TERA Power was transferred to the TERA Corporation Liquidating Trust (the "Trust") and was thereafter sold to Delta Energy Projects Phases II, IV, and VI pursuant to a stock purchase agreement dated May 31, 1991. Management understands that TERA Power has asserted various defenses to the claims asserted by PLM in the action. Moreover, management believes that, even if there is liability under the lease, the Guaranty has been exonerated and the Company will be able to defend this action successfully. Management does not believe that eventual resolution of this matter will have a material effect on the Company's financial position; however, an adverse outcome could have a material adverse impact on the financial position, results of operations, and cash flows of the Company.

   On October 13, 1995, the League for Coastal Protection ("League") filed an action on behalf of the League and the general public against the Company, among others, in the Superior Court of California for the County of San Francisco. The action entitled League for Coastal Protection v. Pacific Gas & Electric Company ("PG&E"), et al., Case No. 973182, seeks injunctive relief and disgorgement of unspecified profits under the California Business and Professions Code, Section 17200, et seq. The plaintiff contends that certain studies performed by the Company and its predecessors respecting the requirements of 316(b) of the Clean Water Act, that ultimately were submitted by PG&E to the Regional Water Quality Control Board ("RWQCB") in 1988 in connection with the Diablo Canyon Nuclear Power facility at Diablo Canyon, California, were deficient in various respects, and that the Company and PG&E covered up those deficiencies from the RWQCB and other state agencies. On October 13, 1995, the League filed an action against the Company among others, in the United States District Court for the Northern District of California, entitled League for Coastal Protection v. Pacific Gas & Electric Company, et al., Case No. C96-1393DLJ, seeking injunctive and other relief under the United States Clean Water Act related to the same studies and reporting described above. On February 5, 1996, John W. Carter filed an action against the Company and others in the United States District Court for the Northern District of California entitled United States of America, ex rel. and State of California, ex rel., John W. Carter v. Pacific Gas & Electric Company, et al., Case No. C-95-2843-MHP, under the False Claims Act. This action, which is based on the same studies and reports described above, seeks unspecified damages and penalties. An agreement has been reached in principal for a global settlement with the League, Carter, the California Attorney General, and the Environmental Protection Agency. While the settlement is being documented, all matters have been stayed, and/or held in abeyance, pending consummation of the settlement. As a result of the settlement, all of the actions will be dismissed. The Company is not required to make any payment or other contribution to the settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Shares of the Company's Common Stock are listed for trading on AMEX under the symbol TNR. The first trading day on AMEX was June 30, 1995, at which time 10,417,345 shares were outstanding. The Units of the Predecessor Partnership were listed for trading on AMEX under the symbol TLP. The first and last trading days on AMEX for the Predecessor Partnership was January 28, 1988, and June 30, 1995, respectively. There were approximately 500 shareholders of record as of March 17, 1997.

___________________________________________________________________________________

                          1996                  1995                  1994
                   ------------------    ------------------    ------------------
                     Price Range of        Price Range of        Price Range of
                      TENERA, Inc.          TENERA, Inc.          Predecessor
                         Shares              Shares (1)        Partnership Units
                   ------------------    ------------------    ------------------
                     High      Low         High      Low         High      Low
___________________________________________________________________________________
First Quarter .... $ 1.375   $ 0.875     $ 0.9375  $ 0.50      $ 1.6875  $ 1.25
Second Quarter ...   1.4375    0.875       1.1875    0.75        1.4375    1.0625
Third Quarter ....   1.0625    0.75        1.875     1.1875      1.1875    0.50
Fourth Quarter ...   0.875     0.625       1.50      0.875       1.3125    0.625
___________________________________________________________________________________
 (1) Reflects trading prices of the Predecessor Partnership Units for the period from January 1, 1995 to June 30, 1995.

   The Board of Directors of the Company determines the amount of cash dividends which the Company may make to shareholders after consideration of projected cash requirements and a determination of the amount of retained funds necessary to provide for growth of the Company's business. The Company and its Predecessor Partnership have made no distributions since 1991. The Company does not anticipate resumption of cash distributions in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

   The following combined selected financial data of the Company for the five prior fiscal years should be read in conjunction with the combined financial statements and related notes included elsewhere.

                                TENERA, INC.
                            FINANCIAL HIGHLIGHTS

(In thousands, except per unit and statistical amounts)
_______________________________________________________________________________________________________________

                                                                       Year Ended December 31,
                                                         ----------------------------------------------------
                                                           1996       1995       1994       1993       1992
_______________________________________________________________________________________________________________
OPERATIONS DATA
Revenue ................................................ $ 24,003   $ 25,545   $ 23,600   $ 29,340   $ 36,648
Operating (Loss) Income ................................   (1,382)     1,203     (1,239)      (315)       826
Net (Loss) Earnings ....................................   (1,080)       898     (1,202)      (294)       795
Earnings (Loss) per Share/Equivalent Unit(1) ...........    (0.11)      0.07      (0.13)     (0.03)      0.08
Weighted Average Shares/Equivalent Units(1) ............   10,248     10,014      9,555      9,646      9,710
CASH FLOW DATA
Net Cash Provided (Used) by Operating Activities .......    2,954       (286)        17      1,472       (626)
Net Increase (Decrease) in Cash and Cash Equivalents ...    2,490       (469)       363      1,085     (1,418)
FINANCIAL POSITION AT DECEMBER 31
Cash and Cash Equivalents ..............................    3,964      1,474      1,943      1,580        495
Working Capital ........................................    4,555      5,836      4,024      5,196      5,383
Total Assets ...........................................    7,940     10,087      8,616      9,345     11,111
Total Liabilities ......................................    3,062      3,912      4,069      3,524      4,932
Shareholders' Equity/Partners' Capital .................    4,878      6,175      4,547      5,821      6,179
Book Value per Share/Equivalent Unit(1)(2) .............     0.48       0.60       0.48       0.60       0.64
OTHER INFORMATION
Number of Employees ....................................      208        270        170        202        263
_______________________________________________________________________________________________________________
 (1) Equivalent Units represent both the general and limited partners' interest in Predecessor Partnership earnings.
 (2) Calculated as Shareholders' Equity divided by shares of Common Stock outstanding at December 31, 1996 and
     December 31, 1995, and as the Predecessor Partnership's Partners' Capital divided by Equivalent Units outstanding at December 31, for the years 1992 to 1994, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                TENERA, INC.
                            RESULTS OF OPERATIONS

______________________________________________________________________________________________________

                                                          Year Ended December 31,
                                       --------------------------------------------------------------
                                                1996                      1995                1994
                                       ----------------------    ----------------------    ----------
                                                   % Increase                % Increase
                                                   (Decrease)                (Decrease)
                                          % of      to Prior        % of      to Prior        % of
                                        Revenue       Year        Revenue       Year        Revenue
______________________________________________________________________________________________________
Revenue ..............................     100          (6)          100           8           100
Direct Costs .........................      65          (4)           63          10            62
General and Administrative Expenses ..      41          19            32         (23)           45
Other Income (Expenses) ..............       0         275             0         (69)            0
Special Items, Net ...................       0         N/M            --        (100)            2
                                       ----------  ----------    ----------  ----------    ----------
  Operating (Loss) Income ............      (6)       (215)            5         N/M            (5)
Interest Income, Net .................       1         164             0         (97)            0
                                       ----------  ----------    ----------  ----------    ----------
Net (Loss) Earnings Before Income
Tax Benefit/Expense ..................      (5)       (220)            5         N/M            (5)
                                       ==========  ==========    ==========  ==========    ==========
______________________________________________________________________________________________________
N/M  Not meaningful.

YEAR ENDED DECEMBER 31, 1996 VERSUS YEAR ENDED DECEMBER 31, 1995

   Lower revenue and higher general and administrative expenses resulted in a net loss before income tax benefit/expense of $1,217,000, compared to net earnings before income tax expense of $1,204,000 in 1995.

   The revenue decrease is primarily the result of reduced sales of consulting and management services throughout the year; lower sales activity of software services until the award of a software contract in August 1996, valued at approximately $2.9 million, with the National Railroad Passenger Corporation ("Amtrak"); and the reduced availability of staff reassigned to internal software product development; partially offset by an increase in revenue related to the Rocky Flats Contract at DOE's Site. Concentration of revenue from the government sector increased to 61% of total revenue for 1996 from 49% in 1995. This is primarily the result of the Rocky Flats Contract which was in existence for the entire year of 1996, but commenced in mid-1995. During 1996, the government sector quarterly revenue declined approximately 40% from the first quarter to the fourth quarter, due primarily to site budget constraints on the Rocky Flats Contract. The Company is unable to determine whether future budgetary actions at Rocky Flats will further reduce revenue from the Rocky Flats Contract. The number of clients served during the year increased slightly to 75 from 66 in 1995. Revenue from software license and maintenance fees during 1996 decreased to $283,000 from $814,000 in 1995, primarily due to fewer new software installations.

   Direct costs were lower in 1996, primarily as a result of the reduced revenue generation opportunities. Gross margins decreased to 35% in 1996 from 37% in 1995 due to the full year impact of the lower margin Rocky Flats Contract. This lower margin contribution is primarily due to the cost-plus pricing characteristics of the contract. Gross margin contribution from overall project activity during the year, before consideration for the impact of the Rocky Flats Contract, was up slightly to 44% in 1996 from 43% in 1995.

   General and administrative costs increased by $1.6 million in 1996, primarily reflecting increased professional staff time spent on overhead and sales activities, higher severance costs, and increased internally-funded software development costs. Prior to January 1, 1996, the Company's product development had been primarily funded by clients as part of the development of software applications. These cost increases resulted in an increase in general and administrative expenses as a percentage of revenue from 32% in 1995 to 41% in 1996.

   Other income for 1996 primarily relates to the final liquidation, in April 1996, of the Company's interest in the Individual Plant Evaluation Partnership ("IPEP partnership"), a technical services partnership in which it was an operating participant until its termination in 1995. The Company previously booked a loss provision of $30,000 in 1995 for estimated closure costs of the IPEP partnership. Other income also includes gains on the sale of assets related to facility downsizing (approximately $10,000 in 1996 and 1995).

   The special items' net expense of $50,000 is comprised of two items (see
Note 8 to Financial Statements. Special Items). First, in the second quarter of 1996, the Company recorded a $250,000 adjustment to the reserve related to the settlement of specific disputed costs on certain government contracts with the DOE. This positive earnings impact resulted from a further reduction of the reserve for sales adjustment established in 1991, and is based upon the successful government audits and contract closeouts of prior periods. The second special adjustment occurred in December 1996, and more than offset the first item. This adjustment related to the repricing of debt owed to the Company by one of its executive officers (see Note 3 to Financial Statements. Related Party Transactions). The principal amount of the note was reduced to the then current fair market value of the stock held as security, resulting in a charge to earnings of approximately $300,000.

   Net interest income in 1996 represents earnings from the investment of cash balances in short-term, high-quality, government and corporate debt instruments, partially offset by capital lease interest expense. The Company had no borrowings under its line of credit during 1996. Net interest income in 1995 reflects investment earnings on smaller average cash balances, partially offset by interest costs associated with short-term borrowing on the Company's line of credit during the first six months of 1995.

YEAR ENDED DECEMBER 31, 1995 VERSUS YEAR ENDED DECEMBER 31, 1994

   Higher revenue and lower general and administrative expenses resulted in net earnings before income tax expense for 1995 of $1,204,000 versus a pre-tax loss of $1,702,000 in 1994 before the special item for settlement with the DOE.

   The revenue increase was primarily a result of the impact of beginning the Rocky Flats Contract at the Site on July 1, 1995. This contract is a cost-plus incentive agreement with estimated revenue for direct and overhead cost recovery exceeding $16 million and an incentive fee percentage comprised of a 1% base and 4.5% maximum performance-based award over a two-year base period. The total period of performance for the Rocky Flats Contract includes options to extend the contract beyond the two-year initial base period, upon the request of Kaiser-Hill, through June 30, 2000. The Rocky Flats Contract, as with all TENERA contracts, is cancelable by the clients (see Item 1. "Business"). The Rocky Flats Contract's impact on revenue for 1995 was partially offset by the impact of reduced technical services sales to electric utility clients and related staffing when compared to 1994.

   Concentration of revenue from the government sector increased to 49% of total revenue for 1995 from 36% in 1994. This was primarily due to the Rocky Flats Contract activity which represented 45% of total revenue in the final six months of 1995 and 31% of total revenue for the entire year. The number of clients served during the year decreased slightly to 66 from 73 in 1994. Revenue from software license and maintenance fees during 1995 rose to $814,000 from $393,000 in 1994, primarily due to the recognition of license fees associated with achieving certain milestones in the ongoing New York Metropolitan Transit Authority and Long Island Rail Road installations.

   Direct costs were higher in 1995, primarily reflecting the increased staffing for the Rocky Flats Contract. Gross margin contribution from overall project activity during the year, before consideration for the impact of the Rocky Flats Contract, was up from 38% in 1994 to 43% in 1995. The 1995 margins reflected improved pricing in services to electric utility clients and achievement of milestones under software contracts. The gross margin contribution for the Rocky Flats Contract was only 19%. This lower gross margin contribution was primarily due to the cost-plus pricing characteristics of the contract.

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

   Other expense for 1995 primarily related to the Company's interest ($30,000) in the estimated loss of the Individual Plant Evaluation Partnership ("IPEP"), a technical services partnership in which it was an operating participant, partially offset by a gain on the sale of assets related to facility downsizing ($10,000).

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

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents increased by $2,490,000 during 1996. The increase was due to cash provided by operations ($2,954,000), offset by cash used in net acquisition of equipment ($247,000), and in financing activities ($217,000).

   Receivables decreased by $5,758,000 from December 31, 1995, primarily due to an increase in collections and a reduction in revenue during 1996. The allowance for sales adjustments decreased by $1,262,000 since December 31, 1995, primarily due to contract closeouts of various government contracts from prior periods.

   Accounts payable decreased by $144,000 since the end of 1995, primarily due to the net reduction of prepaid fixed-price project commitments. Accrued compensation and related expenses decreased by $382,000 during the period primarily reflecting staff reductions.

   Income taxes payable and deferred income taxes decreased by $216,000 and $90,000, respectively, during the period resulting from payment of 1995 income taxes and reduced tax liability associated with 1996 net losses.

   Equity decreased by $1,297,000 in 1996, due to net losses ($1,080,000) and the repurchase of stock ($217,000).

   No cash dividend was declared in 1996.

   The impact of inflation on revenue and projects of the Company was minimal.

   At December 31, 1996, the Company had available $4,500,000 of a $5,000,000 revolving loan facility with its lender which expires in May 1998. The Company has no outstanding borrowing against the line; however, $500,000 was assigned to support standby letters of credit.

   Management believes that cash expected to be generated by operations, the Company's working capital, and its loan facility are adequate to meet its anticipated liquidity needs through the next twelve months.

OPERATING RISKS

   Statements contained in this report which are not historical facts, are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to the risks and uncertainties which could cause actual results to differ materially from those projected, including those risks and uncertainties discussed below.

   History of Losses; Uncertainty of Future Profitability. Revenue decreased each year from 1990 to 1994 ($51.2 million in 1990, $44.1 million in 1991, $36.6 million in 1992, $29.3 million in 1993, $23.6 million in 1994), and has remained relatively flat from 1994 through 1996, while net earnings (loss) from operations over the same periods declined from $7.9 million in 1990, to $(6.2 million) in 1991, $0.8 million in 1992, $(0.3 million) in 1993, $(1.2 million) in 1994, $0.9 million in 1995, and $(1.2 million) in 1996. There can be no assurance of the level of earnings, if any, that the Company will be able to derive in the future.

   Uncertainty Regarding Industry Trends and Customer Demand. As a result of the slowdown in the construction of power plants and the absence of new power plants scheduled for construction, as well as the gradual deregulation of the production and distribution of electricity, the market for engineering services and software relating to licensing and construction of power plants has contracted, and the market for services and software related to efficient and profitable operation of existing capacity has expanded. This trend has caused some electric utilities to close power plants and to curtail certain other activities traditionally supported by TENERA. This reduced demand for TENERA's traditional engineering services and software, which has caused TENERA to discontinue certain business units and related facilities, and to downsize and realign engineering staff, has had, and may continue to have, a material adverse impact on operating results. TENERA's profitability depends on its ability to successfully adjust to these industry changes through additional downsizing or realignment of professional staff and through the successful development and marketing of new services and software. There can be no assurance that TENERA will have the financial and other resources necessary to successfully research, develop, introduce, and market new products and services, that if, or when, such new products or services are introduced, they will be favorably accepted by current or potential customers, or that TENERA will be otherwise able to fully adjust its services and products to meet the changing needs of the industry. See "Business - Background."

   Uncertainty of Access to Capital; Research and Development. Management currently believes that cash expected to be generated from operations, the Company's working capital, and its available loan facility, are adequate to meet its anticipated near-term needs. If cash from operations is less than currently anticipated, TENERA may need to seek other sources of capital. Moreover, additional amounts will be required to adequately fund research and development of new products and services necessary to meet changing industry trends and customer demand. There can be no guarantee that such sources will be available in sufficient amounts or on terms favorable to TENERA, or at all.

   Reliance on Key Personnel. Due to the nature of the consulting and professional services business, the Company's success depends, to a significant extent, upon the continued services of its officers and key technical personnel and the ability to recruit additional qualified personnel. The Company experienced a historically high rate of turnover as revenue and earnings began to decline in 1991 and thereafter, and the further loss of such officers and technical personnel, and the inability to recruit sufficient additional qualified personnel could have material adverse effect on the Company.

   Government Contracts Audits. The Company's United States government contracts are subject in all cases to audit by governmental authorities. The Company earlier in 1994 concluded an audit begun in 1991 of certain of its government contracts with the DOE relating to the allowability of certain employee compensation costs. The Company made a special charge to earnings in 1991 for a $2.4 million provision for the potential rate adjustments then disputed by the Company and the government. As a result of resolving the dispute, the Company recognized increases to earnings of $500,000 in 1994 and $250,000 in 1996. Cash payments to clients associated with the settlement, which are estimated to be between $400,000 and $500,000, which were accrued for in the 1991 Special Charge to earnings, are expected to be made as government contracts with individual clients are closed out. There can be no assurance that no additional charges to earnings of the Company may result from future audits of the Company's government contracts.

   Litigation. PLM Financial Services, Inc. has filed an action, in the Superior Court of California for the County of Alameda, seeking damages in excess of $4.6 million in unpaid equipment rent and other payments allegedly owing to PLM under an equipment lease between PLM and TERA Power Corporation, a former subsidiary of TERA Corporation of the Predecessor Corporation. PLM has named the Company in the action pursuant to a guaranty of the lease obligations made by the Predecessor Corporation. Management believes that, even if there is liability under the lease, the guaranty has been exonerated and the Company will be able to defend this action successfully. Management does not believe that eventual resolution of this matter will have a material effect on the Company's financial position; however, an adverse outcome could have a material adverse impact on the financial position, results of operations, and cash flows of the Company. See "Legal Proceedings."

   Competition. The market for engineering and management services and related software products and services is highly competitive and TENERA competes with several larger firms with significantly greater resources. Significant competitive factors in the market for engineering and management services are price and the ability to offer new products and services designed to meet changing customer demand. A number of TENERA's competitors are able to offer such services at prices that are lower than those offered by TENERA, and to devote far greater resources toward the development of new products and services. This competition has had, and is expected to continue to have, a material adverse impact on TENERA's business.

   Reliance on Major Customers. During fiscal 1996, two customers, Kaiser-Hill and ComEd, accounted for approximately 68% of the Company's total revenues, and during 1995, these two customers accounted for approximately 38% of the Company's total revenues. All outstanding customer contracts are cancelable upon notice by either party, and therefore, there can be no assurance that relationships with customers will be maintained at existing levels, or at all. Budgetary constraints at the Rocky Flats Site resulted in a decline in revenue attributable to Kaiser-Hill, and a 40% decline in revenue from the government sector, generally from the first quarter to the fourth quarter of 1996, and if continued, such budgetary constraints could result in further declines in revenue in the future. The discontinuation or material reduction of business relations with these customers could have a material adverse impact on TENERA's business. See "Business - Marketing and Clients."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TENERA, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
___________________________________________________________________________

                                               Year Ended December 31,
                                           -------------------------------
                                             1996       1995       1994
___________________________________________________________________________
Revenue .................................. $ 24,003   $ 25,545   $ 23,600
Direct Costs .............................   15,527     16,082     14,612
General and Administrative Expenses ......    9,843      8,240     10,662
Other Income (Expenses) ..................       35        (20)       (65)
Special Items, Net .......................      (50)        --        500
                                           ---------  ---------  ---------
    Operating (Loss) Income ..............   (1,382)     1,203     (1,239)
Interest Income, Net .....................      165          1         37
                                           ---------  ---------  ---------
  Net (Loss) Earnings Before Income
  Tax Benefit/Expense ....................   (1,217)     1,204   $ (1,202)
                                                                 =========
Income Tax (Benefit) Expense .............     (137)       306
                                           ---------  ---------
Net (Loss) Earnings ...................... $ (1,080)  $    898
                                           =========  =========
Net (Loss) Earnings per Share
(Pro Forma for 1995) ..................... $  (0.11)  $   0.07
                                           =========  =========
Weighted Average Number of Shares
Outstanding ..............................   10,248     10,014
                                           =========  =========
___________________________________________________________________________
 See accompanying notes.

                                TENERA, INC.
                         CONSOLIDATED BALANCE SHEETS

(In thousands, except share and unit amounts)
__________________________________________________________________________________________

                                                                     December 31,
                                                              ---------------------------
                                                                 1996             1995
__________________________________________________________________________________________
ASSETS
Current Assets
  Cash and cash equivalents ..............................    $   3,964        $   1,474
  Receivables, less allowances of $1,626 (1995 - $2,888)
    Billed ...............................................        1,087            4,857
    Unbilled .............................................        2,032            2,758
  Other current assets ...................................          534              641
                                                              ----------       ----------
      Total Current Assets ...............................        7,617            9,730
Property and Equipment, Net ..............................          323              340
Other Assets .............................................           --               17
                                                              ----------       ----------
        Total Assets .....................................    $   7,940        $  10,087
                                                              ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY/PARTNERS' CAPITAL
Current Liabilities
  Accounts payable .......................................    $   1,026        $   1,170
  Accrued compensation and related expenses ..............        2,036            2,418
  Income taxes payable ...................................           --              216
  Deferred income taxes ..................................           --               90
                                                              ----------       ----------
      Total Current Liabilities ..........................        3,062            3,894
Non-Current Liabilities ..................................           --               18
                                                              ----------       ----------
        Total Liabilities ................................        3,062            3,912
Commitments and Contingencies
Shareholders' Equity
  Common Stock, $0.01 par value, 25,000,000 authorized,
  10,417,345 issued and outstanding ......................          104              104
  Paid in capital, in excess of par ......................        5,698            5,698
  Retained (deficit) earnings ............................         (619)             461
  Treasury stock - 292,498 shares
  (1995 - 87,402 shares) .................................         (305)             (88)
                                                              ----------       ----------
        Total Shareholders' Equity .......................        4,878            6,175
                                                              ----------       ----------
          Total Liabilities and Shareholders' Equity .....    $   7,940        $  10,087
                                                              ==========       ==========
__________________________________________________________________________________________
 See accompanying notes.

                                TENERA, INC.
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (PARTNERS' CAPITAL)

(In thousands, except share and unit amounts)
_________________________________________________________________________________________________________________________________

                                          Shareholders' Equity                         Partners' Capital
                                -----------------------------------------  ------------------------------------------
                                           Paid In
                                           Capital                                                            Notes
                                             In      Retained                                                 from
                                 Common    Excess    (Deficit)  Treasury    General    Limited   Treasury    Limited
                                  Stock    of Par    Earnings     Stock     Partner   Partners     Units    Partners     Total
_________________________________________________________________________________________________________________________________
December 31, 1993 ............ $     --   $     --   $     --   $     --   $    335   $  6,555   $ (1,065)  $     (4)  $  5,821

Repurchase of 51,507 Units ...       --         --         --         --         --         --        (76)        --        (76)
Amortization of Notes ........       --         --         --         --         --         --         --          4          4
Net Loss .....................       --         --         --         --        (23)    (1,179)        --         --     (1,202)
                                --------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
December 31, 1994 ............       --         --         --         --        312      5,376     (1,141)        --      4,547

Repurchase of 242,481 Units ..       --         --         --         --         --         --       (182)        --       (182)
Net Earnings Through
June 30, 1995 ................       --         --         --         --          9        428         --         --        437
Merger of Predecessor
Partnership into
TENERA, Inc. .................       93      4,709         --         --       (321)    (5,804)     1,323         --         --
Common Stock Issued at
$0.89 per Share ..............       11        989         --         --         --         --         --         --      1,000
Repurchase of 87,402 Shares ..       --         --         --        (88)        --         --         --         --        (88)
Net Earnings for July 1, 1995
to December 31, 1995 .........       --         --        461         --         --         --         --         --        461
                                --------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
December 31, 1995 ............      104      5,698        461        (88)        --         --         --         --      6,175

Repurchase of 205,096 Shares .       --         --         --       (217)        --         --         --         --       (217)
Net Loss .....................       --         --     (1,080)        --         --         --         --         --     (1,080)
                                --------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
December 31, 1996 ............ $    104   $  5,698   $   (619)  $   (305)  $     --   $     --   $     --   $     --   $  4,878
                               =========  =========  =========  =========  =========  =========  =========  =========  =========
_________________________________________________________________________________________________________________________________
 See accompanying notes.

                                TENERA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
_________________________________________________________________________________________________

                                                                   Year Ended December 31,
                                                              ----------------------------------
                                                                 1996        1995        1994
_________________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) earnings ....................................... $  (1,080)  $     898   $  (1,202)
  Adjustments to reconcile net (loss) earnings to cash
  provided (used) by operating activities:
    Depreciation ............................................       272         298         383
    (Gain) Loss on sale of equipment ........................        (8)          1          24
    Decrease in allowance for sales adjustments .............    (1,262)         (9)       (820)
    Amortization of Limited Partners' notes .................        --          --           4
    Deferred income taxes ...................................       (90)         90          --
    Changes in assets and liabilities:
      Receivables ...........................................     5,758      (2,137)      1,919
      Other current assets ..................................       107          40        (109)
      Other assets ..........................................        17          30          23
      Accounts payable ......................................      (144)       (495)        286
      Accrued compensation and related expenses .............      (382)        764        (491)
      Income taxes payable ...............................         (216)        216          --
      Non-Current liabilities ...............................       (18)         18          --
                                                              ----------  ----------  ----------
        Net Cash Provided (Used) by Operating Activities ....     2,954        (286)         17
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment .....................      (258)       (164)       (361)
  Proceeds from sale of equipment ...........................        11           1          33
                                                              ----------  ----------  ----------
        Net Cash Used in Investing Activities ...............      (247)       (163)       (328)
CASH FLOWS FROM FINANCING ACTIVITIES
  (Repayment) Borrowings under bank loan agreement ..........        --        (750)        750
  Repurchase of equity ......................................      (217)       (270)        (76)
  Issuance of Common Stock ..................................        --       1,000          --
                                                              ----------  ----------  ----------
        Net Cash (Used) Provided by Financing Activities ....      (217)        (20)        674
                                                              ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........     2,490        (469)        363
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..............     1,474       1,943       1,580
                                                              ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR .................... $   3,964   $   1,474   $   1,943
                                                              ==========  ==========  ==========
_________________________________________________________________________________________________
 See accompanying notes.

                                TENERA, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996

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

   TENERA Rocky Flats, LLC ("LLC"), a Colorado limited liability company, was formed by the Company in 1995 to provide consulting services in connection with participation in the Performance Based Integrating Management Contract ("Rocky Flats Contract") at the Department of Energy's ("DOE") Rocky Flats Environmental Technology Site ("Site").

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

   Property and Equipment. Property and equipment are stated at cost ($2,723,000 and $2,518,000 at December 31, 1996 and 1995, respectively), net of accumulated depreciation ($2,400,000 and $2,178,000 at December 31, 1996 and 1995, respectively). Depreciation is calculated using the straight line method over the estimated useful lives, which range from three to five years.

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

   The Company performs credit evaluations of these customers and normally does not require collateral. Reserves are maintained for potential sales adjustments and credit losses; such losses to date have been within management's expectations. Actual revenue and cost of contacts in progress may differ from management estimates and such differences could be material to the financial statements.

   During 1996, two clients accounted for 56% and 12% of the Company's total revenue. During 1995 and 1994, a single client accounted for 31% and a different client accounted for 29% of total revenue, respectively.

   Income Taxes. As a result of the Conversion, the Company is no longer subject to partnership tax treatment whereby the Company pays no entity-level tax on Company income. The Company became a C Corporation subject to federal and state statutory income tax rates for income earned after the close of business on June 30, 1995. Due to the net loss in 1996, an income tax benefit has been recorded for the twelve-month period ended December 31, 1996. During 1995, a provision for income taxes was made for the six months ended December 31, 1995; however, no provision for income taxes was made by the Company for the six months ended June 30, 1995.

   Accounting for Stock-Based Compensation. Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") is effective for the Company's 1996 year. The Company continues to account for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25") and has provided the pro forma disclosures required by FAS 123 in
Note 4.

   Per Share and Pro Forma Per Share Information. Per share data for 1996 is computed based on weighted average number of shares of common stock outstanding and common stock equivalents using the treasury stock method. In accordance with financial reporting guidelines, pro forma earnings per share information for 1995 was based on the assumption that the Company was taxed for federal and state income tax purposes as a C Corporation at a 40% effective tax rate, and was computed based on weighted average number of shares of common stock outstanding and the effect of common stock equivalents from outstanding stock options, using the treasury stock method. Historical earnings (loss) per share information for 1995 and 1994 has been omitted from the face of the historical statements of operations because this data is not indicative of the Company's ongoing operations as a result of the change in tax treatment.

NOTE 3. RELATED PARTY TRANSACTIONS

   Teknekron. The principal shareholder of Teknekron Corporation ("Teknekron") beneficially owned approximately 37%, 36%, and 26% of the Company's outstanding shares of Common Stock/Predecessor Partnership Units at December 31, 1996, 1995, and 1994, respectively. Teknekron provided management and related services to the Predecessor Partnership under an advisory services agreement, which expired on June 30, 1995. Charges to earnings for the services amounted to none in 1996, $125,000 in 1995, and $600,000 in 1994.

   Individual Plant Evaluation Partnership ("IPEP"). The Company was an equal participant in a partnership, IPEP, with Westinghouse Electric Corporation and Fauske & Associates, Inc., which provided executive consulting services to commercial utility companies. IPEP ceased activities in 1995 and dissolved in April 1996. Revenue recognized for services provided through IPEP amounted to none in 1996, $390,000 in 1995, and $173,000 in 1994, and represented less than 1% of total revenue in 1995 and 1994.

   The participants paid a royalty to IPEP, equal to 2% to 4% of billed fees on certain projects, for administrative services. Royalties paid to IPEP amounted to none in 1996, $1,000 in 1995, and $4,000 in 1994.

   The Company's interest in IPEP was accounted for under the equity method. Each of the participants shared equally in the earnings and losses of IPEP. In 1996, the Company recorded income of $17,000 related to the final liquidation of IPEP. For 1995, the Company recognized $30,000 as its share of IPEP's 1995 estimated losses ($34,000 in 1994).

   Notes Receivable. The Company included in other current assets, notes receivables from executive officers which amounted to none and $347,639 at December 31, 1996 and 1995, respectively. In 1996, certain terms of the note made by an executive officer, related to the purchase of stock by such officer in 1988, were renegotiated to provide for a purchase price adjustment on the stock securing the note balance, and the remaining balance of the note was reduced to the then fair market value of the stock held as security, resulting in a charge to operations of $300,419 in 1996.

   TERA Corporation Liquidating Trust ("Trust"). The Trust was established by TERA Corporation ("Predecessor Corporation") in 1986, to facilitate the orderly sale or other disposition of the remaining assets and satisfaction of all remaining debts and liabilities. The Company did not recognize any income or expense from the Trust in 1996, 1995, and 1994.

   Toltec Development Corporation ("Toltec"). The Company entered into a lease for approximately 10,000 square feet of office space during 1993 for its Berkeley facilities with Toltec, an affiliate of Teknekron. The lease expired in 1995. Expenses related to lease payments to Toltec totaling $141,000 and $224,000 were recorded in 1995 and 1994, respectively.

NOTE 4. EMPLOYEE BENEFIT PLANS

   Incentive Bonus Plans. The Company has incentive plans based on financial performance. Bonus awards of cash and shares are discretionary and are determined annually by the Board of Directors. In 1996, there were no charges to earnings for incentive bonuses ($150,000 in 1995 and none in 1994). Additionally, $90,000 of the 1995 bonus accrual was not paid and was reversed in 1996.

   Profit Sharing Plan ("PSP"). Effective January 1, 1997, the Company initiated a profit sharing plan whereby the funding for the plan is based on overall company profitability as measured by pretax earnings. Twenty percent of pretax earnings will be distributed quarterly to eligible employees on an equal percentage of salary basis.

   401(k) Savings Plan. The 401(k) Savings Plan is administered through a trust that covers substantially all employees. Employees can contribute amounts to the plan, not exceeding 10% of salary. In 1995 and 1994, the Company matched these amounts with a 50% contribution on a matching contribution base, not exceeding 6% of salary. Effective January 1, 1996, the Company's matching contribution increased to 100% of a matching contribution base, not exceeding 6% of the employee's salary. As of January 1, 1997, the Company amended the plan to discontinue the matching contribution, but allow employees to contribute up to 15% of salary. The Company, at its discretion, may also contribute funds to the plan for the benefit of employees. During 1996, 1995, and 1994, no discretionary amounts were contributed to the plan by the company.

   Money Purchase Plan ("MPP"). On December 31, 1995, the MPP was merged with and into the 401(k) Savings Plan, eliminating the MPP contribution. Previously, the MPP was administered through a trust that covered substantially all employees. In 1995 and 1994, the Company's contribution amount was 3% of eligible employees annual salaries.

   During 1996, charges to earnings for the 401(k) Savings Plan amounted to $397,000 ($720,000 in 1995 and $492,000 in 1994 for the 401(k) and MPP Plans
combined).

   Stock Option Plans. The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   In connection with the Merger, the Company amended its Stock Option Plan to reflect the fact that options will relate to shares of common stock, instead of limited partnership units of the Predecessor Partnership. All outstanding options for units were automatically converted to options to purchase an equal number of shares of common stock at the original exercise price and on the same terms and conditions as the original unit options. Under the provisions of the Company's Stock Option Plan, 1,500,000 shares were reserved for issuance upon the exercise of options granted to key employees and consultants. During 1996, options were granted for 391,500 shares at an exercise price of $1.00, the then fair market value, expiring on February 1, 2002. In 1995, options were granted for 130,000 shares at an exercise price of $1.1875, the then fair market value, expiring on July 1, 2001. In 1994, options were granted for 315,000 shares at an exercise price of $1.3125, and

290,000 shares at an exercise price of $0.6875, the then fair market values, expiring on February 7, 2004, and December 30, 2004, respectively. During 1996, options for 278,500 shares were canceled due to employee terminations ($28,000 and $362,000 in 1995 and 1994, respectively). No options were exercised in 1996, 1995, and 1994. As of December 31, 1996, options for 1,081,000 shares were outstanding and options for 545,000 shares were exercisable.

   Under the provisions of the 1993 Outside Directors Compensation and Stock Option Plan, which was approved by the Board of Directors, effective March 1, 1994, 150,000 shares were reserved for issuance upon the exercise of options granted to non-employee directors. During 1996, options were granted for 50,000 shares at an exercise price of $1.00, the then fair market value, expiring on March 1, 2006. In 1995, options were granted for 60,000 shares at an exercise price of $0.6875, the then fair market value, expiring on March 1, 2005. In 1994, options were granted for 20,000 shares at an exercise price of $1.3125, the then fair market value, expiring on March 1, 2004. No options were exercised in 1996, 1995, and 1994. As of December 31, 1996, 130,000 options were outstanding and 80,000 options were exercisable.

   Pro forma information regarding net income (loss) and earnings (loss) per share is required by FAS 123 for fiscal years beginning after December 31, 1994, and has been determined as if the Company had accounted for its stock options under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996: risk-free interest rates of 7.0% and 6.0%, respectively, for the March and July 1995 grants, and 5.2% and 5.7%, respectively, for the February and March 1996 grants; dividend yield of 0% for both years; volatility factors of the expected market price of the Company's common stock of 0.54 and 0.53, respectively; and a weighted-average expected life of the option of five years for all grants.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, options valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting periods of the options. Pro forma information regarding the Company's net income (loss) and earnings
(loss) per share follows:

(In thousands, except for per share amounts)
__________________________________________________________________________________________

                                                                Year Ended December 31,
                                                              ---------------------------
                                                                 1996             1995
__________________________________________________________________________________________
Net (Loss) Earnings - As Reported ........................    $  (1,080)       $     898
Pro Forma Net (Loss) Earnings - FAS 123 ..................       (1,133)             881

Net (Loss) Earnings per Share - As Reported ..............        (0.11)            0.07
Pro Forma Net (Loss) Earnings per Share - FAS 123 ........        (0.11)            0.07
__________________________________________________________________________________________

   A summary of the Company's stock option activity, and related information follows:

(In thousands, except for dollar amounts)
________________________________________________________________________________________________________

                                                     Year Ended December 31,
                            --------------------------------------------------------------------------
                                     1996                      1995                      1994
                            ----------------------    ----------------------    ----------------------
                                        Weighted-                 Weighted-                 Weighted-
                                         Average                   Average                   Average
                                         Exercise                  Exercise                  Exercise
                             Options      Price        Options      Price        Options      Price
________________________________________________________________________________________________________
Outstanding -
Beginning of Year ........      1,048    $   1.20           886    $   1.24           623    $   1.75
Granted ..................        441        1.00           190        1.03           625        1.02
Exercised ................         --          --            --          --            --          --
Forfeited ................       (278)       1.36           (28)       1.19          (362)       1.75
                            ----------  ----------    ----------  ----------    ----------  ----------
Outstanding -
End of Year ..............      1,211    $   1.09         1,048    $   1.20           886    $   1.24
                            ==========  ==========    ==========  ==========    ==========  ==========
Exercisable at
End of Year ..............        625    $   1.16           638    $   1.34           426    $   1.41
Weighted-Average
Fair Value of Options
Granted During the Year ..   $   0.52                  $   0.54                       N/A
________________________________________________________________________________________________________
N/A   Not applicable under FAS 123.

   Exercise prices for options outstanding as of December 31, 1996, ranged from $0.6875 to $1.75. The weighted-average remaining contractual life of those options is 6.4 years.

NOTE 5.  INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995, are as follows, using the liability method:

__________________________________________________________________________________________

                                                                     December 31,
                                                              ---------------------------
                                                                 1996             1995
__________________________________________________________________________________________
Current Deferred Tax Assets
  Contract reserves not currently deductible .............    $     551        $     663
  Accrued expenses not currently deductible ..............          231              246
  Net operating loss carryforward ........................          367               --
  Other ..................................................          165              214
                                                              ----------       ----------
    Total Current Gross Deferred Tax Assets ..............        1,314            1,123
  Less:  Valuation Allowance .............................         (401)              --

Current Deferred Tax Liabilities
  Revenue differences related to timing ..................          913            1,213
                                                              ----------       ----------
    Net Current Deferred Tax Liabilities .................    $      --        $      90
                                                              ==========       ==========
__________________________________________________________________________________________

   The current and deferred tax provisions for the years ended December 31, 1996 and 1995, are as follows:

____________________________________________________________________________

                                                  Year Ended December 31,
                                                ---------------------------
                                                   1996             1995
____________________________________________________________________________
Current:
  Federal ..................................    $     (47)       $     202
  State ....................................           --               14
                                                ----------       ----------
                                                      (47)             216
                                                ----------       ----------

Deferred:
  Federal ..................................          (77)              77
  State ....................................          (13)              13
                                                ----------       ----------
                                                      (90)              90
                                                ----------       ----------
  Tax (Benefit) Provision ..................    $    (137)       $     306
                                                ==========       ==========
____________________________________________________________________________

   A valuation allowance of $401,000 was established for the year ended December 31, 1996, for those deferred tax assets which may not be realized. There was no valuation allowance at December 31, 1995.

   The provision (benefit) for income taxes differed from the amount computed by applying the statutory federal income tax rate for the years ended December 31, 1996 and 1995, as follows:

_____________________________________________________________________________

                                                   Year Ended December 31,
                                                 ---------------------------
                                                    1996             1995
_____________________________________________________________________________
Federal Statutory Rate ......................       (35)%             34 %
State Taxes, Net of Federal Benefit .........        (1)%              6 %
Permanent Differences .......................        (8)%             --
Valuation Allowance .........................        33 %             --
Non-Taxable Partnership Earnings ............        --              (15)%
                                                 ----------       ----------
Income Tax (Benefit) Provision ..............       (11)%       $     25 %
                                                 ==========       ==========
_____________________________________________________________________________

   The Company paid income taxes of $410,000 in 1996. No income taxes were paid in 1995.

   At December 31, 1996, the Company had net operating loss carryforwards of approximately $970,000 for federal and $700,000 for state income tax purposes. The federal net operating loss carryforwards expire in the year 2011. The state net operating loss expires in 2001. Utilization of the Company's net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code. The annual limitation may result in the expiration of net operating losses before utilization.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

   Leases. The Company occupies facilities under noncancelable operating leases expiring at various dates through 2000. The leases call for proportionate increases due to property taxes and certain other expenses. Rent expense amounted to $702,000 for the year ended December 31, 1996 ($734,000 in 1995 and $850,000 in 1994).

   Minimum rental commitments under operating leases, principally for real property, are as follows:

(Year Ending December 31)
___________________________________________________________________________
1997 ....................................................... $   511,000
1998 .......................................................     124,000
1999 .......................................................      96,000
2000 .......................................................      40,000
2001 and Thereafter ........................................          --
                                                             ------------
Total Minimum Payments Required ............................ $   771,000
                                                             ============
___________________________________________________________________________

   Revolving Loan Agreement. A loan agreement with a bank provides for a revolving line of credit of $5,000,000, through May 1998. At December 31, 1996, $4,500,000 was available under the credit line, and in addition, $500,000 was assigned to support standby letters of credit. Amounts advanced under the line of credit are secured by the Company's eligible accounts receivable. Under the agreement, the Company is obligated to comply with certain covenants related to equity, quick ratio, debt/equity ratio, and profits. At December 31, 1996, the Company obtained a waiver from the lender with respect to a certain financial covenant in the loan agreement concerning tangible net worth. The waiver extends to the next review date, March 31, 1997. The interest rate under the agreement is the bank's prime rate (8.25% at December 31, 1996). During 1996, the Company paid no interest expense ($39,000 in 1995 and $9,000 in 1994).

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

NOTE 7. LEGAL PROCEEDINGS

   PLM Financial Services, Inc. ("PLM") filed an action on November 4, 1994, in the Superior Court of California for the County of Alameda seeking damages in excess of $4.6 million in unpaid equipment rent and other payments allegedly owing to PLM under an equipment lease between PLM and TERA Power Corporation, a former subsidiary of the Predecessor Corporation. PLM has named the Predecessor Partnership in the action pursuant to a guaranty of the lease obligations made by the Predecessor Corporation. Management believes that the guaranty has been exonerated and will be able to defend this action successfully. Management does not believe that eventual resolution of this matter will have a material effect on the Company's financial position, however, an adverse outcome could have a material adverse impact on the financial position, results of operations, and cash flows of the Company.

   On October 13, 1995, the League for Coastal Protection ("League") filed an action on behalf of the League and the general public against the Company, among others, in the Superior Court of California for the County of San Francisco. The action entitled League for Coastal Protection v. Pacific Gas & Electric Company ("PG&E"), et al., Case No. 973182, seeks injunctive relief and disgorgement of unspecified profits under the California Business and Professions Code, Section 17200, et seq. The plaintiff contends that certain studies performed by the Company and its predecessors respecting the requirements of 316(b) of the Clean Water Act, that ultimately were submitted by PG&E to the Regional Water Quality Control Board ("RWQCB") in 1988 in connection with the Diablo Canyon Nuclear Power facility at Diablo Canyon, California, were deficient in various respects, and that the Company and PG&E covered up those deficiencies from the RWQCB and other state agencies. On October 13, 1995, the League filed an action against the Company among others, in the United States District Court for the Northern District of California, entitled League for Coastal Protection v. Pacific Gas & Electric Company, et al., Case No. C96-1393DLJ, seeking injunctive and other relief under the United States Clean Water Act related to the same studies and reporting described above. On February 5, 1996, John W. Carter filed an action against the Company and others in the United States District Court for the Northern District of California entitled United States of America, ex rel. and State of California, ex rel., John W. Carter v. Pacific Gas & Electric Company, et al., Case No. C-95-2843-MHP, under the False Claims Act. This action, which is based on the same studies and reports described above, seeks unspecified damages and penalties. An agreement has been reached in principal for a global settlement with the League, Carter, the California Attorney General, and the Environmental Protection Agency. While the settlement is being documented, all matters have been stayed, and/or held in abeyance, pending consummation of the settlement. As a result of the settlement, all of the actions will be dismissed. The Company is not required to make any payment or other contribution to the settlement.

NOTE 8. SPECIAL ITEMS

   There were two special items in 1996, one of which also occurred in 1994. This item amounted to $250,000 and $500,000 in 1996 and 1994 respectively, and reflects the estimated settlement of specific disputed costs on certain U.S. Government contracts with the DOE. These positive earnings adjustments resulted from partial reductions of the reserve for sales adjustment established in 1991. The reserve related to a dispute between the Company and the DOE with respect to the allowability and amount of potential rate adjustments on U.S. Government contracts for certain employee compensation costs.

   The other special item in 1996, related to the repricing of debt owed by one of the Company's executive officers. In December 1996, certain terms of the note related to the purchase of stock by an executive officer in 1988, were renegotiated to provide for a purchase price adjustment on the stock securing the note balance and a corresponding reduction in the note balance. The remaining balance of the note was paid off, by the transfer to the Company of the stock purchased by the executive officer in 1988, at the fair market value of the stock. As a result, a charge of approximately $300,000 was made in 1996 to adjust the price of the stock to the then current fair market value.

NOTE 9. SELECTED QUARTERLY COMBINED FINANCIAL DATA (UNAUDITED)

   A summary of the Company's quarterly financial results follows:

(In thousands, except per share or unit amounts)
__________________________________________________________________________________________________________________________

                                                    Quarter Ended                             Quarter Ended
                                        --------------------------------------    --------------------------------------
                                        12/31/96  9/30/96   6/30/96   3/31/96     12/31/95  9/30/95   6/30/95   3/31/95
__________________________________________________________________________________________________________________________

Revenue ............................... $ 5,125   $ 5,586   $ 6,036   $ 7,256     $ 7,288   $ 7,249   $ 5,664   $ 5,344
Direct Costs ..........................   3,297     3,651     3,678     4,901       4,585     5,033     3,265     3,199
General and Administrative Expenses ...   2,241     2,734     2,663     2,205       2,264     1,866     2,154     1,956
Other Income (Expenses) ...............      14        --        17         4         (30)        1         2         7
Special Item ..........................    (300)       --       250        --          --        --        --        --
                                        --------  --------  --------  --------    --------  --------  --------  --------
Operating (Loss) Income ...............    (699)     (799)      (38)      154         409       351       247       196
Interest Income (Expense) .............      47        43        43        32           6         1        (6)       --
                                        --------  --------  --------  --------    --------  --------  --------  --------
Net (Loss) Earnings Before Income
Tax Benefit/Expense ...................    (652)     (756)        5       186         415       352   $   241   $   196
                                                                                                      ========  ========
Income Tax (Benefit) Expense ..........    (137)      (76)        2        74         165       141
                                        --------  --------  --------  --------    --------  --------
Net (Loss) Earnings ................... $  (515)  $  (680)  $     3   $   112     $   250   $   211
                                        ========  ========  ========  ========    ========  ========
Net (Loss) Earnings Per Share
(Pro Forma First Half 1995) ........... $ (0.05)  $ (0.07)  $  0.00   $  0.01     $  0.02   $  0.02   $  0.02   $  0.01
                                        ========  ========  ========  ========    ========  ========  ========  ========
__________________________________________________________________________________________________________________________

                       REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
TENERA, Inc.

   We have audited the accompanying consolidated balance sheets of TENERA, Inc. at December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (partners' capital), and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TENERA, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

                                                            ERNST & YOUNG LLP

San Francisco, California
January 24, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following tables set forth certain information with respect to the directors and executive officers of the Company.

   The directors of the Company are as follows:

      Michael D. Thomas, 48, has served as Chairman of the Board of the Company since his election in August 1991, and was named its Chief Executive Officer in September 1994. He was President of Teknekron Corporation from 1991 until December 31, 1994, and was Vice President of Marketing and Corporate Business Development for Teknekron Corporation from 1989 to 1991.

      William A. Hasler, 55, has served as a Director of the Company since his election in March 1992. Mr. Hasler is dean of the Walter A. Haas School of Business at the University of California, Berkeley. Prior to his appointment as dean in 1991, Mr. Hasler was Vice Chairman of Management Consulting for KPMG Peat Marwick from 1986 to 1991. Mr. Hasler is also a director of The Gap, Inc., ESCAgenetics Corporation, Aphton Corporation, Walker Systems, and TCSI Corporation.

      Jeffrey R. Hazarian, 41, has served as a Director of the Company since his election in October 1996, and was named its Chief Financial Officer, Vice President of Finance, and Corporate Secretary of the Company in 1992. Previously, Mr. Hazarian held the position of Vice President, Planning and Analysis of the Company from 1990 to 1992.

      Thomas S. Loo, Esq., 53, was elected as a Director of the Company in February 1997. He previously served as a Director of the Predecessor Partnership from August 1987 to September 1993. Mr. Loo has been a partner, since 1986, of Bryan Cave LLP, general counsel to the Company. Mr. Loo has also served as a director of Teknekron Corporation since March 1989.

      George L. Turin, Sc.D., 67, has served as a Director of the Company since his election in March 1995. Previously, Mr. Turin served as a Professor of Electrical Engineering and Computer Science at the University of California at Berkeley from 1960 to 1990. Mr. Turin also served as Vice President, Technology for Teknekron Corporation from 1988 to 1994.

      Barry L. Williams, J.D., 52, has served as a Director of the Company since his election in September 1993. Mr. Williams has been President of Williams Pacific Venture, Inc., a venture capital consulting company, since 1987. From 1988 until its sale in 1992, Mr. Williams was also President of C.N. Flagg Power, Inc., a company that provides construction services primarily to the electric utility industry. Mr. Williams is also a director of American President Companies, PG&E, and Simpson Manufacturing Co., Inc.

   In addition to Messrs. Thomas and Hazarian, the executive officers of the Company are as follows:

      Raymond A. Allen III, 37, has served as Vice President of the Company since his arrival at the Company in July 1996. Previously, Mr. Allen was Vice President of Commercial Operations for ABB Environmental Services, Inc. and was employed by ABB in various positions since 1984.

      Robert C. McKay, 45, was elected Senior Vice President of the Company in December 1992. Previously, Mr. McKay was a Vice President of the Company from 1991 to 1992, and a senior technical manager of the Company from 1990 to 1991. Formerly, Mr. McKay was Manager, Management Systems for the Tennessee Valley Authority from 1988 to 1990.

      Joe C. Turnage, Ph.D., 51, has served as Senior Vice President of the Company since his arrival at the Company in 1988.

      Kenneth S. Voss, 46, has served as Vice President of Business Development since his arrival at the Company in June 1996. Previously, Mr. Voss was Vice President of Sales and Service at Software

   Professionals, Inc. from 1992 to 1996, and General Manager for SHL Systemhouse, Inc. from 1981 to 1992.

   Officers of the Company hold office at the pleasure of the Board of Directors. There are no familial relationships between or among any of the executive officers or directors of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

   The following tables set forth certain information covering compensation paid by TENERA to the Chief Executive Officer ("CEO") and each of the Company's other executive officers, other than the CEO, whose total annual salary and bonus exceeded $100,000 (the "named executives") for services to TENERA in all their capacities during the fiscal years ended December 31, 1996, 1995, and 1994.

                         SUMMARY COMPENSATION TABLE

____________________________________________________________________________________________________________

                                                                      Long-Term Compensation
                                                                      ----------------------
                                             Annual Compensation        Awards     Payouts
                                            ----------------------    ----------  ----------
                                                                      Securities
                                                                      Underlying                All Other
                                                                       Options/      LTIP       Compensa-
 Name and Principal Position     Year         Salary      Bonus        SARs(1)    Payouts(2)     tion(3)
____________________________________________________________________________________________________________
Michael D. Thomas(4) ........    1996       $ 220,915          --        55,000   $      --     $ 8,602
Chief Executive Officer          1995         214,000          --        25,000          --       8,602
                                 1994              --          --       100,000          --          --
Joe C. Turnage ..............    1996         169,295          --        45,000          --     105,054(5)
Senior Vice President            1995         170,000          --        20,000      55,750       8,703
                                 1994         158,100          --        35,000      55,751       8,452
Robert C. McKay, Jr. ........    1996         145,390          --        28,000          --       9,000
Senior Vice President            1995         169,030          --        20,000          --       9,000
                                 1994         135,000          --        70,000          --       3,531
Jeffrey R. Hazarian .........    1996         142,500          --        27,000          --       8,058
Chief Financial Officer          1995         142,192          --        13,000          --       8,058
                                 1994         126,046          --        20,000          --       7,563
____________________________________________________________________________________________________________
 (1)  Reflects the number of options granted under the 1992 Stock Option Plan; no SARs have been issued.
 (2)  These amounts reflect forgiveness of certain indebtedness pursuant to notes executed by the individual in payment for partnership units acquired pursuant to the Entrepreneurial Equity Incentive
      Plan ("EEIP"). The EEIP was discontinued in March 1992.
 (3)  These amounts represent the amounts accrued for the Company's Profit Sharing/401(k) Plan for 1996,
      1995, and 1994, respectively, and allocated to the named executive officers.
 (4)  Mr. Thomas was President of Teknekron Corporation until December 31, 1994. He assumed the position of
      Chief Executive Officer of the Company in September 1994, for which he received no compensation.
 (5)  This amount includes forgiveness of interest from the repricing of indebtedness to the Company incurred in connection with the purchase of company stock ($96,351) (see Item 13.  "Certain
      Relationships and Related Transactions," and Notes 3 and 8 to Financial Statements).

   The following table sets forth certain information concerning options/SARs granted during 1996 to the named executives:

                         OPTIONS/SAR GRANTS IN 1996

_______________________________________________________________________________________________
                                                                         Potential Realizable
                                                                           Value at Assumed
                                                                           Annual Rates of
                                                                             Stock Price
                                                                           Appreciation for
                                      Individual Grants                      Option Term
                        ---------------------------------------------    --------------------
                                    % of Total
                        Number of    Options/
                        Securities     SARs
                        Underlying  Granted to  Exercise
                         Options/   Employees    or Base
                           SARs     in Fiscal     Price    Expiration
         Name            Granted       Year     ($/Share)     Date          5%         10%
_______________________________________________________________________________________________
Michael D. Thomas .....    55,000      14.05    $ 1.00      2/1/2002     $ 18,700   $ 42,400
Joe C. Turnage ........    45,000      11.49      1.00      2/1/2002       15,300     34,700
Robert C. McKay, Jr. ..    28,000       7.20      1.00      2/1/2002        9,500     21,600
Jeffrey R. Hazarian ...    27,000       6.90      1.00      2/1/2002        9,200     20,800
_______________________________________________________________________________________________
N/A   Not applicable.

OTHER COMPENSATION ARRANGEMENTS

   Joe C. Turnage, Senior Vice President, executed an employment agreement upon joining the Company in 1988. The employment agreement provided for purchases of limited partnership units of the Predecessor Partnership by Mr. Turnage at the fair market value upon the date of issuance, dependent upon meeting various objectives set forth in the agreement. Pursuant to the Agreement and the EEIP, Mr. Turnage purchased an aggregate of 289,371 limited partnership units, the purchase price of which was payable by notes, which notes were to be forgiven over specified periods, provided Mr. Turnage remained in the employ of the Company. In late 1991, the terms of the EEIP awards made to Mr. Turnage and others with similar arrangements, were modified and the period over which the remaining balance of the notes was extended and the conditions for future forgiveness modified. In 1996, these notes were repriced to the then current fair market value of the stock held as security, resulting in a special item charge (see Item 13. "Certain Relationships and Related Transactions"). The amount of indebtedness forgiven is included in the Summary Compensation Table under the captions "LTIP Payouts." Mr. Turnage's employment may be terminated at any time by the Company under the terms of the employment agreement.

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

DIRECTORS COMPENSATION

   Except as described below, the directors of the Company are paid no compensation by the Company for their services as directors. Thomas S. Loo, William A. Hasler, George L. Turin, and Barry L. Williams as non-employee directors, are paid a retainer of $1,000 per month. These non-employee directors are also paid a fee of $1,000 for each meeting of the Board and any Board Committee which they attend. The 1993 Outside Directors Compensation and Stock Option Plan was approved by the Board effective March 1, 1994, which provides for the annual issuance of options for non-employee directors. During 1994, 10,000 stock options were issued to each of Messrs. Hasler and Williams. During 1996 and 1995, 12,500 and 15,000 stock options, respectively, were issued to each of Ms. Cheng (resigned in February 1997) and Messrs. Hasler, Turin, and Williams. The options expire ten (10) years after, vest one (1) year after the date of grant, and have an exercise price equal to the fair market value of the shares of Common Stock on the date of grant. Upon exercise of the options, a director may not sell or otherwise transfer more than 50% of the shares until six (6) months after the date on which the director ceases to be a director of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   During 1996, the Compensation Committee was composed of Susan T. Cheng, William A. Hasler, and Barry L. Williams. Susan T. Cheng was Treasurer and Vice President of Teknekron Corporation until February 1, 1997. (See Item 13. "Certain Relationships and Related Transactions")

EFFECT OF MERGER ON OPTION PLANS

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

   The following table sets forth certain information as of March 17, 1997, with respect to beneficial ownership of the shares of Common Stock of the Company by each person who is known by the Company to own beneficially more than 5% of the shares of Common Stock:

_____________________________________________________________________________

                                                               Approximate
                                                    Shares       Percent
                                                 Beneficially  Beneficially
                Name and Address                    Owned         Owned
_____________________________________________________________________________
Harvey E. Wagner ...............................   3,708,658      36.6%(1)
P.O. Box 7463
Incline Village, NV  89450
Dr. Michael John Keaton Trust ..................   1,106,887      10.9%(2)
P.O. Box 400
Orinda, CA  94563-0400
_____________________________________________________________________________
 (1)  Such shares are held of record by Incline Village Investment Group
      Limited Partnership, a Georgia limited partnership, and were contributed to the Incline Village Investment Group Limited
      Partnership by Mr. Wagner in exchange for a 99% limited partnership interest. An additional 37,462 shares, as to which Mr. Wagner disclaims beneficial ownership, were contributed to the Incline
      Village Investment Group Limited Partnership by Mr. Wagner's spouse,
      Leslie Wagner, in exchange for a 1% general partner interest. The
      Incline Village Investment Group Limited Partnership has sole voting and investment power with respect to all such shares.
 (2)  Mr. Keaton has sole voting and investment power with respect to all shares shown as beneficially owned by him, subject to community property laws where applicable.

   (b)  SECURITY OWNERSHIP OF MANAGEMENT

   The following table sets forth information as of March 17, 1997, with respect to current beneficial ownership of shares of Common Stock by (i) each of the directors of the Company, (ii) each of the named executive officers (see Item 11. "Executive Compensation"), and (iii) all current directors and executive officers as a group.

_____________________________________________________________________________

                                                    Shares
                                                 Beneficially   Percentage
                      Name                         Owned(1)    Ownership(2)
_____________________________________________________________________________
William A. Hasler ..............................   57,500(3)        *
Jeffrey R. Hazarian ............................   52,186(4)        *
Thomas S. Loo ..................................        0           0
Robert C. McKay, Jr. ...........................   97,539(4)        1.0%
Michael D. Thomas ..............................  116,400(4)        1.1%
George L. Turin ................................   73,004(3)        *
Joe C. Turnage .................................   85,737(4)        *
Barry L. Williams ..............................   37,500(3)        *
                                                 ------------  ------------
All Current Directors and Executive Officers
as a Group (10 persons) ........................  519,866(3)(4)     5.1%
_____________________________________________________________________________
 (1)  The persons named above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.
 (2)  Asterisks represent less than 1% ownership.
 (3)  Includes options under the Company's 1993 Outside Directors
      Compensation and Stock Option Plan which are exercisable on March 17,
      1997, or within 60 days thereafter.
 (4)  Includes options under the Company's 1992 Stock Option Plan which are exercisable on March 17, 1997, or within 60 days thereafter.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Certain members of management or shareholders of the Company have certain direct or indirect interests in certain transactions involving the Company, separate from their interests as shareholders, as follows:

      (i) The Company had made certain loans to various employees, including officers, generally pursuant to employee benefit plan(s) and generally in connection with the purchase of stock or units. In making loans to officers, the Company held the stock as collateral securing the repayment for such loans. In December 1996, certain terms of the note related to the purchase of stock by an executive officer (Mr. Turnage) in 1988 were renegotiated to provide for a purchase price adjustment on the stock securing the note balance and a corresponding reduction in the note balance. The remaining balance of the note was paid off by the transfer to the Company of the stock purchased by Mr. Turnage in 1988 at the fair market value of the stock as reported on AMEX at the date of the transfer. As a result, a charge of approximately $300,000 was made in 1996 to adjust the price of the stock to the then current fair market value. As of December 31, 1996, the Company had no notes receivables from its executive officers. The largest amount outstanding during 1996 was $347,639.

      (ii) Susan T. Cheng, a director of the Company until her resignation in February 1997, was Treasurer and Vice President of Teknekron Corporation until February 1, 1997. Mr. Wagner, the Company's largest stockholder, is the sole stockholder and a director of Teknekron Corporation.

      (iii) Thomas S. Loo, a director of the Company since February 7, 1997, is a partner in the law firm of Bryan Cave LLP, general counsel to the Company and Teknekron Corporation, and is a director of Teknekron Corporation.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

   (a)(1)  FINANCIAL STATEMENTS

   The following financial statements of the Company are filed with this report and can be found in Part II, Item 8, on the pages indicated below:

                                                                       PAGE
      Consolidated Statements of Operations - Year Ended December 31,
      1996, 1995, and 1994 ............................................  14

      Consolidated Balance Sheets - December 31, 1996 and 1995 ........  15

      Consolidated Statements of Shareholders' Equity (Partners'
      Capital) - Year Ended December 31, 1996, 1995, and 1994 .........  16

      Consolidated Statements of Cash Flows - Year Ended December 31,
      1996, 1995, and 1994 ............................................  17

      Notes to Consolidated Financial Statements ......................  18

      Report of Independent Auditors ..................................  27

   (a)(2)  FINANCIAL STATEMENT SCHEDULES

   The following financial statement schedules with respect to the Company are filed in this report:

      Schedule VIII - Valuation and Qualifying Accounts and Reserves ..  37

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

4.1       Form of Certificate of Common Stock of Registrant (filed by incorporation by reference to Exhibit 4.5 to the Registration Statement).

10.2      Registrant's lease on its Rockville, Maryland properties (filed as
            Exhibit 10.2 to the Predecessor Partnership's Form 10-K filed with the SEC on March 29, 1995, and incorporated by reference herein).

10.3      Registrants' lease on its Knoxville, Tennessee properties (filed as
            Exhibit 10.4 to Form 10-K filed with the SEC on March 25, 1994, and incorporated by reference herein).

10.4      Registrant's lease on its headquarters located in San Francisco,
            California (filed as Exhibit 10.12 to Form 10-Q filed with the SEC on November 14, 1995, and incorporated by reference herein).

10.5(1)   Registrant's lease on its Hartford, Connecticut properties.

11.1      Statement regarding computation of per share earnings:  See "Notes to Consolidated Financial Statements."

21.2      List of Subsidiaries of the Registrant (filed as Exhibit 21.2 to
            Form 10-K filed with the SEC on March 27, 1996, and incorporated by reference herein).

23.1(1)   Consent of Independent Auditors.

27.1(1)   Financial Data Schedule.

   (b)  REPORTS ON FORM 8-K

   No reports on Form 8-K were filed by the Registrant during the last quarter of 1996.

   (c)  EXHIBITS (SEE ITEM 14(a)(3) ABOVE.)

   (d)  FINANCIAL STATEMENT SCHEDULES

   The schedules listed in Item 14(a)(2) above should be used in conjunction with the Consolidated Financial Statements of the Company for the year ended December 31, 1996.



------------------------------
(1)  Filed herewith.

                                                                SCHEDULE VIII

                                TENERA, INC.
               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)
______________________________________________________________________________________________________

                                               Additions            Deductions
                                              -----------    ------------------------
                                 Balance      Charged to     Credited to                   Balance
                                Beginning      Costs and       Special                     at End
    Description                  of Year       Expenses         Item         Other         of Year
______________________________________________________________________________________________________
1994
Reserve for Sales Adjustment
and Credit Losses ............  $   3,717      $     271      $     500    $     591      $   2,897
1995
Reserve for Sales Adjustment
and Credit Losses ............      2,897            131             --          140          2,888
1996
Reserve for Sales Adjustment
and Credit Losses ............      2,888            289            250        1,301          1,626
______________________________________________________________________________________________________

                                SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Dated:  March 27, 1997

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

         Signature                        Title                    Date



                                Chairman of the Board and
                                 Chief Executive Officer
 /s/ MICHAEL D. THOMAS        (Principal Executive Officer)   March 27, 1997
---------------------------
    (Michael D. Thomas)





   /s/ WILLIAM A. HASLER                Director              March 27, 1997
---------------------------
    (William A. Hasler)
                                        Director,
                                Chief Financial Officer,
                                Corporate Secretary, and
                                 Vice President, Finance
                                (Principal Financial and
  /s/ JEFFREY R. HAZARIAN          Accounting Officer)        March 27, 1997
---------------------------
   (Jeffrey R. Hazarian)





     /s/ THOMAS S. LOO                  Director              March 27, 1997
---------------------------
      (Thomas S. Loo)





    /s/ GEORGE L. TURIN                 Director              March 27, 1997
---------------------------
     (George L. Turin)





   /s/ BARRY L. WILLIAMS                Director              March 27, 1997
---------------------------
    (Barry L. Williams)

                                EXHIBIT INDEX

Ex. 10.5   Registrant's Lease on its Hartford, Connecticut Properties

Ex. 23.1   Consent of Independent Auditors

Ex. 27.1   Financial Data Schedule