Form 10-Q
period 1997-03-31
TENERA INC
filed 1997-05-14
CIK 804731

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                      _________________________________



                                  FORM 10-Q

(MARK ONE)

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

   The number of shares outstanding on March 31, 1997, was 10,123,153.

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


--------------------
* None.

                       PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                TENERA, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

(In thousands, except per share amounts)
___________________________________________________________________________________

                                                               Three Months Ended
                                                                   March, 31
                                                              --------------------
                                                                1997       1996
___________________________________________________________________________________
Revenue ..................................................... $  5,400   $  7,256
Direct Costs ................................................    3,218      4,901
General and Administrative Expenses .........................    2,217      2,205
Other Income ................................................        1          4
                                                              ---------  ---------
  Operating (Loss) Income ...................................      (34)       154
Interest Income, Net ........................................       39         32
                                                              ---------  ---------
  Net Earnings Before Income Tax Expense ....................        5        186
Income Tax Expense ..........................................        2         74
                                                              ---------  ---------
Net Earnings ................................................ $      3   $    112
                                                              =========  =========
Net Earnings per Share ...................................... $   0.00   $   0.01
                                                              =========  =========
Weighted Average Number of Shares Outstanding ...............   10,124     10,422
                                                              =========  =========
___________________________________________________________________________________

See accompanying notes.

                                TENERA, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

(In thousands, except share amounts)
__________________________________________________________________________________________

                                                              March 31,      December 31,
                                                                 1997             1996
__________________________________________________________________________________________
ASSETS
Current Assets
  Cash and cash equivalents ..............................    $   3,704        $   3,964
  Receivables, less allowance of $1,626 (1996 - $1,626):
    Billed ...............................................        1,120            1,087
    Unbilled .............................................        1,786            2,032
  Other current assets ...................................          533              534
                                                              ----------       ----------
      Total Current Assets ...............................        7,143            7,617
Property and Equipment, Net ..............................          338              323
                                                              ----------       ----------
          Total Assets ...................................    $   7,481        $   7,940
                                                              ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable .......................................    $   1,152        $   1,026
  Accrued compensation and related expenses ..............        1,447            2,036
  Income taxes payable ...................................            2               --
                                                              ----------       ----------
      Total Current Liabilities ..........................        2,601            3,062
Commitments and Contingencies
Shareholders' Equity
  Common Stock, $0.01 par value, 25,000,000 authorized,
  10,417,345 issued and outstanding
  (1996 - 10,417,345 shares) .............................          104              104
  Paid in capital, in excess of par ......................        5,698            5,698
  Retained deficit .......................................         (616)            (619)
  Treasury stock - 294,192 shares
  (1996 - 292,498 shares) ................................         (306)            (305)
                                                              ----------       ----------
        Total Shareholders' Equity .......................        4,880            4,878
                                                              ----------       ----------
          Total Liabilities and Shareholders' Equity .....    $   7,481        $   7,940
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

                                TENERA, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (Unaudited)

(In thousands, except share amounts)
____________________________________________________________________________________

                                             Paid In
                                             Capital
                                                In
                                    Common    Excess   Retained  Treasury
                                    Stock     of Par   Deficit    Stock     Total
____________________________________________________________________________________
December 31, 1996 ................ $   104   $ 5,698   $  (619)  $  (305)  $ 4,878

Repurchase of 1,694 Shares .......      --        --        --        (1)       (1)
Net Earnings .....................      --        --         3        --         3
                                   --------  --------  --------  --------  --------
March 31, 1997 ................... $   104   $ 5,698   $  (616)  $  (306)  $ 4,880
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

                                TENERA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

(In thousands)
_____________________________________________________________________________________

                                                               Three Months Ended
                                                                    March 31,
                                                             -----------------------
                                                               1997           1996
_____________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings ............................................. $     3        $   112
  Adjustments to reconcile net earnings to cash provided
  (used) by operating activities:
    Depreciation ...........................................      69             75
    Gain on sale of equipment ..............................      (1)            (4)
    Increase in allowance for sales adjustments ............      --            117
    Changes in assets and liabilities:
      Receivables ..........................................     213          2,950
      Other current assets .................................       1             94
      Accounts payable .....................................     126           (256)
      Accrued compensation and related expenses ............    (589)           433
      Income taxes payable .................................       2           (168)
                                                             --------       --------
        Net Cash (Used) Provided By Operating Activities ...    (176)         3,353
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment ....................     (84)           (43)
  Proceeds from sale of equipment ..........................       1              4
                                                             --------       --------
        Net Cash Used in Investing Activities ..............     (83)           (39)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repurchase of equity .................................      (1)           (11)
                                                             --------       --------
        Net Cash Used by Financing Activities ..............      (1)           (11)
                                                             --------       --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .......    (260)         3,303
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........   3,964          1,474
                                                             --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................. $ 3,704        $ 4,777
                                                             ========       ========
_____________________________________________________________________________________

See accompanying notes.

                                TENERA, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1997 and 1996
                                 (Unaudited)

NOTE 1.  ORGANIZATION

   Company. TENERA, Inc. (the "Company"), a Delaware corporation, provides a broad range of professional services and software products to solve complex management, engineering, environmental, and safety challenges associated with the licensing, operation, asset management, and maintenance of power plants and mass transit systems. Its services and products cover the following general areas: consulting and management services and software services, products, and systems.

   TENERA Rocky Flats, LLC (the "LLC"), a Colorado limited liability company, was formed by the Company in 1995, to provide consulting services in connection with participation in the Performance Based Integrating Management Contract ("Rocky Flats Contract") at the Department of Energy's ("DOE") Rocky Flats Environmental Technology Site.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and the LLC and have been prepared by the Company without audit. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at March 31, 1997, and the results of operations and cash flows at March 31, 1997 and 1996, have been made. For further information, refer to the financial statements and notes thereto contained in TENERA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission.

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

   Property and Equipment. Property and equipment are stated at cost ($2,808,000 and $2,723,000 at March 31, 1997 and December 31, 1996,
respectively), net of accumulated depreciation ($2,470,000 and $2,400,000 at March 31, 1997 and December 31, 1996, respectively). Depreciation is calculated using the straight line method over the estimated useful lives, which range from three to five years.

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

   Income Taxes. Provisions for income taxes were made for the three months ended March 31, 1997 and 1996, at a 40% effective tax rate.

   Per Share and Pro Forma Per Share Information. Per share data for the three-month periods ended March 31, 1997 and 1996, are computed on the basis of: weighted average number of shares of common stock and common stock equivalents using the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                TENERA, INC.
                            RESULTS OF OPERATIONS
                                 (Unaudited)

__________________________________________________________________________

                                         Percent of Revenue      Percent
                                       ----------------------   Increase
                                           Quarter Ended       (Decrease)
                                             March, 31            from
                                       ----------------------     Prior
                                          1997        1996        Year
__________________________________________________________________________
Revenue ..............................   100.0%      100.0%      (25.6)%
Direct Costs .........................    59.6        67.5       (34.3)
General and Administrative Expenses ..    41.0        30.4         0.5
Other Income .........................    --          --         (75.0)
                                       ----------  ----------  ----------
  Operating (Loss) Income ............    (0.6)        2.1      (122.1)
Interest Income, Net .................     0.7         0.5        21.9
                                       ----------  ----------  ----------
Net Earnings Before
Income Tax Expense ...................     0.1%        2.6%      (97.3)%
                                       ==========  ==========  ==========
__________________________________________________________________________



RESULTS OF OPERATIONS

   Lower revenue from the government sector in the first quarter of 1997, compared to 1996, resulted in quarterly net earnings before income taxes of $5,000, compared to net earnings before income tax expense of $186,000 for the quarter in 1996.

   During the first quarter, the Company received written contracts and orders having an estimated value of approximately $5.7 million. The activity primarily reflects the next four months' funding at the DOE's Rocky Flats Environmental Technology Site; a new software maintenance contract at the New York Metropolitan Transit Authority, an existing client; and extensions of consulting contracts with two large electric utility clients. Contracted backlog for current, active projects totaled approximately $6.6 million as of March 31, 1997, approximately the same level as December 31, 1996.

   The revenue decrease in the first quarter of 1997, compared to a year ago, is primarily the result of reduced government sales and a reduction in the Rocky Flats Contract activity (due primarily to decreased funding at various DOE sites), reduced sales of consulting and management services, partially offset by higher software revenue related to work on the Company's contract with the National Railroad Passenger Corporation ("Amtrak") which began in September 1996. For the first quarter of 1997, the concentration of revenue from the government sector decreased to 52% of total revenue from 63% in the first quarter of 1996.

   Direct costs were lower in the first quarter of 1997, compared to a year ago, primarily as a result of the reduced revenue generation opportunities. Gross margins increased to 40% in the first quarter of 1997, from 33% for the same period in 1996, primarily due to the reduction in the proportion of lower margin government work.

   General and administrative costs were approximately the same for the first quarters of 1997 and 1996. Lower administrative costs were offset by higher sales staff and product development expenditures, as compared to a year ago.

   Other income for the first quarters of 1997 and 1996, were essentially the same. Other income primarily reflects gains on the sale of assets related to facility downsizing.

   Net interest income in 1997 and 1996 represents earnings from the investment of cash balances in short-term, high-quality, government and corporate debt instruments, partially offset by capital lease interest expense. The Company had no borrowings under its line of credit during the first quarters of 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents decreased by $260,000 during the first quarter of 1997. The decrease was due to cash used by operations ($176,000), cash used in net acquisition of equipment ($83,000), and in financing activities ($1,000).

   Receivables decreased by $213,000 from December 31, 1996, primarily due to an increase in collections during the first quarter of 1997. The allowance for sales adjustments was unchanged from December 31, 1996.

   Accounts payable increased by $126,000 since the end of 1996, primarily due to the net increase of prepaid fixed-price project commitments. Accrued compensation and related expenses decreased by $589,000 during the period primarily reflecting the payment of the Company's 1996 contribution to the employee retirement plan and the elimination of the Company's contribution accrual effective January 1, 1997.

   Equity increased by $2,000 in the first quarter ended March 31, 1997, due to net earnings ($3,000), partially offset by the repurchase of stock ($1,000).

   No cash dividend was declared in the first quarter of 1997.

   The impact of inflation on revenue and projects of the Company was minimal.

   At March 31, 1997, the Company had available $4,500,000 of a $5,000,000 revolving loan facility with its lender which expires in May 1998. The Company has no outstanding borrowing against the line, however, $500,000 was assigned to support standby letters of credit.

   Management believes that cash expected to be generated by operations, the Company's working capital, and its loan facility are adequate to meet its anticipated liquidity needs through the next twelve months.

   Statements contained in this report which are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include the uncertainty of future profitability, uncertainty regarding industry trends and customer demand, uncertainty of access to capital, uncertainty regarding competition, and reliance on major customers. Additional risks are detailed in the Company's filings with the Securities and Exchange Commission, including its Form 10-K for the year ended December 31, 1996.

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


                                  TENERA, INC.


Dated:  May 13, 1997              By:     /s/ JEFFREY R. HAZARIAN
                                       ------------------------------
                                             Jeffrey R. Hazarian
                                          Chief Financial Officer,
                                          Corporate Secretary, and
                                          Vice President, Finance

                                EXHIBIT INDEX

Ex. 27.0     Financial Data Schedule