Form 10-Q
period 1997-06-30
TENERA INC
filed 1997-08-12
CIK 804731

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                      _________________________________



                                  FORM 10-Q

(MARK ONE)

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

   The number of shares outstanding on June 30, 1997, was 10,123,153.

                              TABLE OF CONTENTS

                                                                       PAGE
                      PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited) .............................   1

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ...........................   7

                       PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings ............................................  10

Item 2.  Changes in Securities ........................................   *

Item 3.  Defaults Upon Senior Securities ..............................   *

Item 4.  Submission of Matters to a Vote of Security Holders ..........  11

Item 5.  Other Information ............................................   *

Item 6.  Exhibits and Reports on Form 8-K .............................  11


--------------------
* None.

                       PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                TENERA, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

(In thousands, except per share amounts)
_____________________________________________________________________________________

                                          Three Months Ended      Six Months Ended
                                               June 30,               June 30,
                                         --------------------   --------------------
                                           1997       1996        1997       1996
_____________________________________________________________________________________
Revenue ................................ $  4,692   $  6,036    $ 10,092   $ 13,292
Direct Costs ...........................    2,946      3,678       6,164      8,579
General and Administrative Expenses ....    2,391      2,502       4,371      4,612
Software Development Costs .............      416        161         653        256
Other Income ...........................       20         17          21         21
Special Item ...........................       --        250          --        250
                                         ---------  ---------   ---------  ---------
  Operating (Loss) Income ..............   (1,041)       (38)     (1,075)       116
Interest Income Net.....................       34         43          73         75
                                         ---------  ---------   ---------  ---------
  Net (Loss) Earnings Before
  Income Tax (Benefit) Expense .........   (1,007)         5      (1,002)       191
Income Tax (Benefit) Expense ...........     (141)         2        (139)        76
                                         ---------  ---------   ---------  ---------
Net (Loss) Earnings .................... $   (866)  $      3    $   (863)  $    115
                                         =========  =========   =========  ========
Net (Loss) Earnings per Share .......... $  (0.09)  $   0.00    $  (0.09)  $   0.01
                                         =========  =========   =========  ========
Weighted Average Number of
Shares Outstanding .....................   10,123     10,282      10,124     10,304
                                         =========  =========   =========  =========
_____________________________________________________________________________________

See accompanying notes.

                                TENERA, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

(In thousands, except share amounts)
__________________________________________________________________________________________

                                                               June 30,      December 31,
                                                                 1997             1996
__________________________________________________________________________________________
ASSETS
Current Assets
  Cash and cash equivalents ..............................    $   2,712        $   3,964
  Receivables, less allowance of $1,471 (1996 - $1,626):
    Billed ...............................................        1,371            1,087
    Unbilled .............................................        1,516            2,032
  Other current assets ...................................          677              534
                                                              ----------       ----------
      Total Current Assets ...............................        6,276            7,617
Property and Equipment, Net ..............................          366              323
                                                              ----------       ----------
          Total Assets ...................................    $   6,642        $   7,940
                                                              ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable .......................................    $   1,019        $   1,026
  Accrued compensation and related expenses ..............        1,609            2,036
                                                              ----------       ----------
      Total Current Liabilities ..........................        2,628            3,062
Commitments and Contingencies
Shareholders' Equity
  Common Stock, $0.01 par value, 25,000,000 authorized,
  10,417,345 issued and outstanding
  (1996 - 10,417,345 shares) .............................          104              104
  Paid in capital, in excess of par ......................        5,698            5,698
  Retained deficit .......................................       (1,482)            (619)
  Treasury stock - 294,192 shares
  (1996 - 292,498 shares) ................................         (306)            (305)
                                                              ----------       ----------
        Total Shareholders' Equity .......................        4,014            4,878
                                                              ----------       ----------
          Total Liabilities and Shareholders' Equity .....    $   6,642        $   7,940
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

                                TENERA, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (Unaudited)

(In thousands, except share amounts)
____________________________________________________________________________________

                                             Paid In
                                             Capital
                                                In
                                    Common    Excess   Retained  Treasury
                                    Stock     of Par   Earnings   Stock     Total
____________________________________________________________________________________
December 31, 1996 ................ $   104   $ 5,698   $  (619)  $  (305)  $ 4,878

Repurchase of 1,694 Shares .......      --        --        --        (1)       (1)
Net Earnings .....................      --        --         3        --         3
                                   --------  --------  --------  --------  --------
March 31, 1997 ...................     104     5,698      (616)     (306)    4,880

Net Loss .........................      --        --      (866)       --      (866)
                                   --------  --------  --------  --------  --------
June 30, 1997 .................... $   104   $ 5,698   $(1,482)  $  (306)  $ 4,014
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

                                TENERA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

(In thousands)
_____________________________________________________________________________________

                                                                Six Months Ended
                                                                    June 30,
                                                             -----------------------
                                                               1997           1996
_____________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) earnings ...................................... $  (863)       $   115
  Adjustments to reconcile net (loss) earnings to
  cash (used) provided by operating activities:
    Depreciation ...........................................     136            139
    Gain on sale of equipment ..............................     (21)            (4)
    Decrease in allowance for sales adjustments ............    (155)           (56)
    Changes in assets and liabilities:
      Receivables ..........................................     387          4,191
      Other current assets .................................    (143)          (200)
      Other assets .........................................      --             17
      Accounts payable .....................................      (7)          (516)
      Accrued compensation and related expenses ............    (427)          (321)
      Income taxes payable .................................      --           (116)
                                                             --------       --------
        Net Cash (Used) Provided By Operating Activities ...  (1,093)         3,249
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment ....................    (179)          (125)
  Proceeds from sale of equipment ..........................      21              4
                                                             --------       --------
        Net Cash Used in Investing Activities ..............    (158)          (121)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repurchase of equity .................................      (1)          (172)
                                                             --------       --------
        Net Cash Used by Financing Activities ..............      (1)          (172)
                                                             --------       --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .......  (1,252)         2,956
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........   3,964          1,474
                                                             --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................. $ 2,712        $ 4,430
                                                             ========       ========
_____________________________________________________________________________________

See accompanying notes.

                                TENERA, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           June 30, 1997 and 1996
                                 (Unaudited)

NOTE 1.  ORGANIZATION

   Company. TENERA, Inc. (the "Company"), a Delaware corporation, provides a broad range of professional services and software products to solve complex management, engineering, environmental, and safety challenges associated with the licensing, operation, asset management, and maintenance of power plants and mass transit systems. The services and products of its operating subsidiaries cover the following general areas: consulting and management services and software services, products, and systems.

   TENERA Rocky Flats, LLC ("Rocky Flats"), a Colorado limited liability company, was formed by the Company in 1995, to provide consulting services in connection with participation in the Performance Based Integrating Management Contract ("Rocky Flats Contract") at the Department of Energy's ("DOE")
Rocky Flats Environmental Technology Site. In May 1997, the Company's other government business was consolidated within the Rocky Flats subsidiary. This business provides consulting and management services to the DOE directly and through subcontracts with DOE prime contractors. These services provide assistance to DOE-owned nuclear facilities in devising, implementing, and monitoring strategies to upgrade from an operational, safety, and environmental perspective.

   TENERA Energy, LLC ("Energy"), a Delaware limited liability company, was formed by the Company in May 1997, to consolidate its commercial electric power utility business into a separate legal structure. The Energy subsidiary provides consulting and management services in organizational effectiveness and organizational development, environmental outsourcing and monitoring, risk analysis and modeling, and business process improvement.

   TENERA Technologies, LLC ("Technologies"), a Delaware limited liability company, was formed by the Company in May 1997, to consolidate its mass transportation business into a separate legal entity. The Technologies subsidiary provides computerized maintenance management software and consulting to the mass transit industry.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared by the Company without audit. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at June 30, 1997, and the results of operations and cash flows at June 30, 1997 and 1996, have been made. For further information, refer to the financial statements and notes thereto contained in TENERA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission.

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

   Property and Equipment. Property and equipment are stated at cost ($2,902,000 and $2,723,000 at June 30, 1997 and December 31, 1996,
respectively), net of accumulated depreciation ($2,536,000 and $2,400,000 at June 30, 1997 and December 31, 1996, respectively). Depreciation is calculated using the straight line method over the estimated useful lives, which range from three to five years.

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

   Income Taxes. Due to the net loss for the three- and six-months periods ended June 30 ,1997, no provision for income taxes was made in 1997. The reported tax benefit in 1997 reflects the amount of 1995 income taxes to be refunded related to the carry back of certain net operating losses. For the same periods in 1996, the provision for income taxes reflects a 40% effective tax rate.

   Per Share Information. Per share data for the three- and six-month periods ended June 30, 1997 and 1996, are computed on the basis of: weighted average number of shares of common stock and common stock equivalents using the treasury stock method.

   Recent Accounting Pronouncements. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings (loss) per share and to restate such amounts previously reported. Under the new requirements for calculating primary (basic) earnings
(loss) per share, the dilutive effect of stock options and warrants and convertible preferred stock will be excluded. Fully diluted earnings per share will include the dilutive effect of common stock equivalents. The Company has not determined what the impact of FAS 128 will be on the calculation of primary and fully diluted net loss per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                TENERA, INC.
                            RESULTS OF OPERATIONS
                                 (Unaudited)

_______________________________________________________________________________________________________________

                                         Percent of Revenue                   Percent of Revenue
                                       ----------------------               ----------------------
                                            Quarter Ended                      Six Months Ended
                                               June 30,                             June 30,
                                       ----------------------               ----------------------
                                                                 Percent                              Percent
                                                                Increase                             Increase
                                                               (Decrease)                           (Decrease)
                                                                  from                                 from
                                                                  Prior                                Prior
                                          1997        1996        Year         1997        1996        Year
_______________________________________________________________________________________________________________
Revenue ..............................   100.0%      100.0%      (22.3)%      100.0%      100.0%      (24.1)%
Direct Costs .........................    62.8        60.9       (19.9)        61.1        64.5       (28.2)
General and Administrative Expenses ..    51.0        41.4        (4.4)        43.3        32.7        (5.2)
Software Development Costs ...........     8.8         2.7       158.4          6.5         2.0       155.1
Other Income .........................     0.4         0.3        17.6          0.2         0.2        --
Special Item .........................    --           4.1      (100.0)        --           1.9      (100.0)
                                       ----------  ----------  ----------   ----------  ----------  ----------
Operating (Loss) Income ..............   (22.2)       (0.6)      n/m          (10.7)        0.9       n/m
Interest Income, Net..................     0.7         0.7       (20.9)         0.7         0.5        (2.7)
                                       ----------  ----------  ----------   ----------  ----------  ----------
Net (Loss) Earnings Before
Income Tax (Benefit) Expense .........   (21.5)%       0.1%      n/m          (10.0)%       1.4%      n/m
                                       ==========  ==========  ==========   ==========  ==========  ==========
_______________________________________________________________________________________________________________

 n/m:  Not meaningful.

RESULTS OF OPERATIONS

   Although partially offset by lower direct costs and administrative expenses, the Company's lower revenue, and increased spending on software product and business development efforts resulted in the overall loss for the quarter and six months ended June 30, 1997. This quarterly loss before income taxes of $1,007,000, compared to a net loss of $245,000 before income taxes and special item for the quarter in 1996. Similarly, the Company reported a first half loss before income taxes of $1,002,000, compared to a net loss of $59,000 before income taxes and special item in 1996.

   During the second quarter, the Company received written contracts and orders having an estimated value of approximately $4.6 million. The activity primarily reflects the next three months' funding at the DOE's Rocky Flats Environmental Technology Site and extensions of consulting contracts with two large electric utility clients. Contracted backlog for current, active projects totaled approximately $6.5 million as of June 30, 1997, down slightly from $6.6 million as of March 31, 1997 and $6.7 million at December 31, 1996.

   The revenue decrease in the second quarter and first half of 1997, compared to a year ago, is primarily the result of reduced government sales and a reduction in the Rocky Flats Contract activity (due primarily to decreased funding at various DOE sites) and reduced sales of consulting and management services, partially offset by higher software revenue related to work on the Company's contract with the National Railroad Passenger Corporation
("Amtrak") which began in September 1996. For the second quarter and first six months of 1997, the concentration of revenue from the government sector decreased to 51% and 52% of total revenue, respectively, from 67% and 65% for the same periods in 1996.

   Direct costs were lower in the second quarter and first half of 1997, compared to a year ago, primarily as a result of the reduced revenue generation opportunities. Gross margins decreased to 37% in the second quarter of 1997, from 39% for the same period in 1996, primarily due to an increase in lower margin subcontracted labor used on fixed-price projects. For the six-month period in 1997, gross margins increased to 39% from 36% for the same period in 1996, due to the reduction in the proportion of lower margin government work, partially offset by the effect of an increased mix of higher cost subcontracted labor on fixed-price contracts.

   General and administrative costs were lower in the second quarter and first half of 1997, compared to a year ago, primarily due to lower administrative costs throughout the Company, partially offset by increased sales staff and marketing expenditures in the Technologies subsidiary. These business development expenditures amounted to $274,000 and $385,000 in the second quarter and first half of 1997, respectively, compared to $29,000 for each of the same periods a year ago. The increased level of business development activities, begun in the latter half of 1996, was primarily responsible for the increase in general and administrative expenses as a percentage of revenue to 51% in 1997, from 41% in 1996.

   The level of the Company's internally-funded investments in software product development increased to $416,000 and $653,000 in the second quarter and first half of 1997, respectively, compared to $161,000 and $256,000 for the same periods a year ago. The accelerated development efforts in 1997, resulted in completion of a beta version of the Technologies subsidiary's new client-server product.

   The Technologies subsidiary is not expected to produce profitable results in the next twelve months due to the high level of investment needs that management believes it will experience during this growth stage of product and business development activities.

   Other income for the second quarter and first six months of 1997 and 1996, were essentially the same. Other income in 1997 reflects gains on the sale of assets related to facility downsizing. For the equivalent period in 1996, other income primarily relates to the liquidation of the Company's interest in the Individual Plant Evaluation Partnership, a technical services partnership in which it was an operating participant.

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

   Net interest income in 1997 and 1996 represents earnings from the investment of cash balances in short-term, high-quality, government and corporate debt instruments, partially offset by capital lease interest expense. The lower net interest income in 1997, as compared to a year ago, primarily reflects a smaller average cash balance in the second quarter of 1997. The Company had no borrowings under its line of credit during the first half of 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents decreased by $1,252,000 during the first half of 1997. The decrease was mainly due to cash used by operations ($1,093,000) and cash used in net acquisition of equipment ($158,000).

   Receivables decreased by $387,000 from December 31, 1996, primarily due to a decrease in the rate of revenue generation during the first half of 1997. The allowance for sales adjustments decreased by $155,000 from December 31, 1996 due to the write-off of uncollectable receivables.

   Accounts payable remained essentially unchanged since the end of 1996. Accrued compensation and related expenses decreased by $427,000 during the period, primarily reflecting the payment of the Company's 1996 contribution to the employee retirement plan and the elimination of the Company's contribution accrual effective January 1, 1997.

   Equity decreased by $864,000 in the first half ended June 30, 1997, due to net losses ($863,000) and the repurchase of stock ($1,000).

   No cash dividend was declared in the first half of 1997.

   The impact of inflation on revenue and projects of the Company was minimal.

   At June 30, 1997, the Company had available $4,500,000 of a $5,000,000 revolving loan facility with its lender which expires in May 1998. The Company has no outstanding borrowing against the line, however, $500,000 was assigned to support standby letters of credit. At June 30, 1997, the Company obtained a waiver from the lender with respect to certain financial covenants in the loan agreement concerning tangible net worth and profitability.

   Management believes that cash expected to be generated by the Government and Energy subsidiaries' operations, the Company's working capital, and its loan facility are adequate to meet it anticipated liquidity needs for these operations through the next twelve months. The Technologies subsidiary is not expected to generate cash from its operations in the next twelve months due to its product and business development investment needs. Management is seeking additional investment capital for Technologies to offset these deficit cash expectations.

   Statements contained in this report which are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include the uncertainty of future profitability; uncertainty regarding industry trends and customer demand; uncertainty of access to additional capital on terms favorable to the Company, or at all; uncertainty regarding competition; and reliance on major customers. Additional risks are detailed in the Company's filings with the Securities and Exchange Commission, including its Form 10-K for the year ended December 31, 1996.

                        PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   On October 13, 1995, the League for Coastal Protection ("League") filed an action on behalf of the League and the general public against the Company, among others, in the Superior Court of California for the County of San Francisco. The action entitled League for Coastal Protection v. Pacific Gas & Electric Company ("PG&E"), et al., Case no. 973182, sought injunctive relief and disgorgement of unspecified profits under the California Business and Professions Code, Section 17200, et seq. The plaintiff contended that certain studies performed by the Company and its predecessors respecting the requirements of 316(b) of the Clean Water Act, that ultimately were submitted by PG&E to the Regional Water Quality Control Board ("RWQCB") in 1988 in connection with Diablo Canyon Nuclear Power facility at Diablo Canyon, California, were deficient in various respects, and the Company and PG&E covered up those deficiencies from the RWQCB and other state agencies. On October 13, 1995, the League filed an action against the Company among others, in the United States District Court for the Northern District of California, entitled League for Coastal Protection v. Pacific Gas & Electric Company, et al., Case No. C96-1393DLJ, that sought injunctive and other relief under the United States Clean Water Act related to the same studies and reporting described above. On February 5, 1996, John W. Carter filed an action against the Company and others in the United States District Court for the Northern District of California entitled United States of America, ex rel. and State of Californian, ex rel., John W. Carter v. Pacific Gas & Electric Company, et al., Case No. C95-2843-MHP, under the False Claims Act. This action, was based on the same studies and reports described above, and sought unspecified damages and penalties. These actions were successfully settled in June 1997 by stipulation of the parties. As a result of the settlement, all of the actions have been dismissed with prejudice. The Company was not required to make any payment or other contribution to the settlement.

   On November 4, 1994, PLM Financial Services, Inc. ("PLM"), filed an action against TENERA, L.P., the Company's predecessor (the "Predecessor Partnership"), among others, in the Superior Court of California for the Count of Alameda. The action entitled PLM Financial Services, Inc. v. TERA Corporation, et al., Case No. 743 439-0, seeks damages in excess of $4.6 million in unpaid equipment rent and other unspecified damages allegedly owing to PLM under an equipment lease dated September 29, 1984 between PLM and TERA Power Corporation ("TERA Power), a former subsidiary of TERA Corporation, the predecessor of the Predecessor Partnership (the "Predecessor Corporation"). PLM has named the Predecessor Partnership in the action pursuant to a Guaranty dated September 24, 1984 of the lease obligations of TERA Power made by the Predecessor Corporation. Upon the liquidation of the Predecessor Corporation in late 1986, the stock of TERA Power was transferred to the TERA Corporation Liquidating Trust (the "Trust") and was thereafter sold to Delta Energy Projects Phases III, IV, and VI pursuant to a stock purchase agreement dated May 31, 1991. Management understands that TERA Power has asserted various defenses to the claims asserted by PLM in the action. Moreover, management believes that, even if there is liability under the lease, the Guaranty has been exonerated and the Company will be able to defend this action successfully. Management does not believe that eventual resolution of this matter will have a material effect on the Company's financial position; however, an adverse outcome could have a material adverse impact on the financial position, results of operations, and cash flows of the Company. The trial in this matter commenced on August 1, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On June 30, 1997, the Company held its Annual Meeting of Stockholders. The following individuals were elected to the Board of Directors:

_____________________________________________________________________________________

                                                             Votes         Votes
                                                              For        Withheld
_____________________________________________________________________________________
Robert C. McKay .........................................  8,672,397       132,814
Thomas S. Loo ...........................................  8,677,297       127,914
Barry L. Williams .......................................  8,684,397       120,814

_____________________________________________________________________________________

See accompanying notes.

   The following proposals were approved at the Company's Annual Meeting:

_____________________________________________________________________________________

                                           Votes      Votes                Broker
                                            For      Against   Abstained  Non-Votes
_____________________________________________________________________________________
1.  Proposal to ratify the selection
    of the Company's independent
    auditors ........................... 8,726,385     38,298     40,528          0
_____________________________________________________________________________________


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


                                  TENERA, INC.


Dated:  August 12, 1997           By:     /s/ JEFFREY R. HAZARIAN
                                       ------------------------------
                                             Jeffrey R. Hazarian
                                          Chief Financial Officer,
                                          Corporate Secretary, and
                                          Vice President, Finance

                                EXHIBIT INDEX

Ex. 27.0     Financial Data Schedule