Form 10-Q
period 1997-09-30
TENERA INC
filed 1997-11-14
CIK 804731

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                      _________________________________



                                  FORM 10-Q

(MARK ONE)

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

   The number of shares outstanding on September 30, 1997, was 10,123,153.

                              TABLE OF CONTENTS

                                                                       PAGE
                      PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited) .............................   1

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ...........................   7

                       PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings ............................................  10

Item 2.  Changes in Securities ........................................   *

Item 3.  Defaults Upon Senior Securities ..............................   *

Item 4.  Submission of Matters to a Vote of Security Holders ..........   *

Item 5.  Other Information ............................................  10

Item 6.  Exhibits and Reports on Form 8-K .............................  10


--------------------
* None.

                       PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                TENERA, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

(In thousands, except per share amounts)
_____________________________________________________________________________________

                                          Three Months Ended     Nine Months Ended
                                            September 30,          September 30,
                                         --------------------   --------------------
                                           1997       1996        1997       1996
_____________________________________________________________________________________
Revenue ................................ $  5,240   $  5,586    $ 15,332   $ 18,878
Direct Costs ...........................    3,228      3,651       9,392     12,230
General and Administrative Expenses ....    2,209      2,595       6,580      7,207
Software Development Costs .............      662        139       1,315        395
Other Income ...........................       14         --          35         21
Special Item ...........................       --         --          --        250
                                         ---------  ---------   ---------  ---------
  Operating Loss .......................     (845)      (799)     (1,920)      (683)
Interest Income, Net....................       23         43          96        118
                                         ---------  ---------   ---------  ---------
  Net Loss Before
  Income Tax Benefit ...................     (822)      (756)     (1,824)      (565)
Income Tax Benefit .....................       --        (76)       (139)        --
                                         ---------  ---------   ---------  ---------
Net Loss ............................... $   (822)  $   (680)   $ (1,685)  $   (565)
                                         =========  =========   =========  =========
Net Loss per Share ..................... $  (0.08)  $  (0.07)   $  (0.17)  $  (0.06)
                                         =========  =========   =========  =========
Weighted Average Number of
Shares Outstanding .....................   10,123     10,192      10,123     10,267
                                         =========  =========   =========  =========
_____________________________________________________________________________________

See accompanying notes.

                                TENERA, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

(In thousands, except share amounts)
__________________________________________________________________________________________

                                                              Sept. 30,         Dec. 31,
                                                                 1997             1996
__________________________________________________________________________________________
ASSETS
Current Assets
  Cash and cash equivalents ..............................    $   1,457        $   3,964
  Receivables, less allowance of $1,480 (1996 - $1,626):
    Billed ...............................................        1,737            1,087
    Unbilled .............................................        2,072            2,032
  Other current assets ...................................          326              534
                                                              ----------       ----------
      Total Current Assets ...............................        5,592            7,617
Property and Equipment, Net ..............................          403              323
                                                              ----------       ----------
          Total Assets ...................................    $   5,995        $   7,940
                                                              ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable .......................................    $     901        $   1,026
  Accrued compensation and related expenses ..............        1,902            2,036
                                                              ----------       ----------
      Total Current Liabilities ..........................        2,803            3,062
Commitments and Contingencies
Shareholders' Equity
  Common Stock, $0.01 par value, 25,000,000 authorized,
  10,417,345 issued and outstanding
  (1996 - 10,417,345 shares) .............................          104              104
  Paid in capital in excess of par .......................        5,698            5,698
  Retained deficit .......................................       (2,304)            (619)
  Treasury stock - 294,192 shares
  (1996 - 292,498 shares) ................................         (306)            (305)
                                                              ----------       ----------
        Total Shareholders' Equity .......................        3,192            4,878
                                                              ----------       ----------
          Total Liabilities and Shareholders' Equity .....    $   5,995        $   7,940
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

                                TENERA, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (Unaudited)

(In thousands, except share amounts)
____________________________________________________________________________________

                                             Paid In
                                             Capital
                                                In
                                    Common    Excess   Retained  Treasury
                                    Stock     of Par   Earnings   Stock     Total
____________________________________________________________________________________
December 31, 1996 ................ $   104   $ 5,698   $  (619)  $  (305)  $ 4,878

Repurchase of 1,694 Shares .......      --        --        --        (1)       (1)
Net Earnings .....................      --        --         3        --         3
                                   --------  --------  --------  --------  --------
March 31, 1997 ...................     104     5,698      (616)     (306)    4,880

Net Loss .........................      --        --      (866)       --      (866)
                                   --------  --------  --------  --------  --------
June 30, 1997 .................... $   104   $ 5,698   $(1,482)  $  (306)  $ 4,014

Net Loss .........................      --        --      (822)       --      (822)
                                   --------  --------  --------  --------  --------
September 30, 1997 ............... $   104   $ 5,698   $(2,304)  $  (306)  $ 3,192
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

                                TENERA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

(In thousands)
_____________________________________________________________________________________

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                               1997           1996
_____________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ................................................. $(1,685)       $  (565)
  Adjustments to reconcile net loss to
  cash (used) provided by operating activities:
    Depreciation ...........................................     202            204
    Gain on sale of equipment ..............................     (21)            (5)
    Decrease in allowance for sales adjustments ............    (146)        (1,121)
    Changes in assets and liabilities:
      Receivables ..........................................    (544)         5,293
      Other current assets .................................     208           (299)
      Other assets .........................................      --             17
      Accounts payable .....................................    (125)          (204)
      Accrued compensation and related expenses ............    (134)          (343)
      Income taxes payable .................................      --           (169)
                                                             --------       --------
        Net Cash (Used) Provided By Operating Activities ...  (2,245)         2,808
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment ....................    (282)          (172)
  Proceeds from sale of equipment ..........................      21              5
                                                             --------       --------
        Net Cash Used in Investing Activities ..............    (261)          (167)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repurchase of equity .................................      (1)          (172)
                                                             --------       --------
        Net Cash Used by Financing Activities ..............      (1)          (172)
                                                             --------       --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .......  (2,507)         2,469
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........   3,964          1,474
                                                             --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................. $ 1,457        $ 3,943
                                                             ========       ========
_____________________________________________________________________________________

See accompanying notes.

                                TENERA, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1997 and 1996
                                 (Unaudited)

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared by the Company without audit. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at September 30, 1997, and the results of operations and cash flows for the three- and nine-month periods ended September 30, 1997 and 1996, have been made. For further information, refer to the financial statements and notes thereto contained in TENERA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission.

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

   Property and Equipment. Property and equipment are stated at cost ($3,005,000 and $2,723,000 at September 30, 1997 and December 31, 1996,
respectively), net of accumulated depreciation ($2,602,000 and $2,400,000 at September 30, 1997 and December 31, 1996, respectively). Depreciation is calculated using the straight line method over the estimated useful lives, which range from three to five years.

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

   The Company performs ongoing credit evaluations of its customers and normally does not require collateral. Reserves are maintained for potential sales adjustments and credit losses; such losses to date have been within management's expectations. Actual revenue and cost of contracts in progress may differ from management estimates and such differences could be material to the financial statements.

   Income Taxes. Due to the net loss for the three- and nine-months periods ended September 30 ,1997 and 1996, no provision for income taxes was made. The reported tax benefit in 1997 reflects the amount of 1995 income taxes to be refunded related to the carry back of certain net operating losses. For the three-month period in 1996, the tax benefit reflects the reversal of the tax provisions recorded in earlier 1996 periods.

   Per Share Information. Per share data for the three- and nine-month periods ended September 30, 1997 and 1996, are computed on the basis of: weighted average number of shares of common stock and common stock equivalents using the treasury stock method.

   Recent Accounting Pronouncements. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings (loss) per share and to restate such amounts previously reported. Under the new requirements for calculating primary (basic) earnings
(loss) per share, the dilutive effect of stock options and warrants and convertible preferred stock will be excluded. Fully diluted earnings per share will include the dilutive effect of common stock equivalents. The Company has not determined what the full impact of FAS 128 will be on the calculation of primary and fully diluted net loss per share, but does not believe the calculation will be materially different from the reported net loss per share for the three- and nine-month periods ended September 30, 1997 and 1996.

NOTE 3. SUBSEQUENT EVENTS

   On November 14, 1997, the Company consummated the sale of all of the assets related to Technologies' mass transportation business to Spear Technologies, Inc., a California corporation newly formed by former members of the Company's management, including the Company's former Chairman of the Board and Chief Executive Officer, Michael D. Thomas. The Company received $1,300,000 in cash, a promissory note in the amount of $300,000, and a warrant to acquire 4% of the buyer's then outstanding shares of common stock exercisable upon an initial public offering or a change of control (as defined in the warrant). The buyer also assumed all liabilities associated with the Technologies business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                TENERA, INC.
                            RESULTS OF OPERATIONS
                                 (Unaudited)

_______________________________________________________________________________________________________________

                                         Percent of Revenue                   Percent of Revenue
                                       ----------------------               ----------------------
                                           Quarter Ended                      Nine Months Ended
                                           September 30,                        September 30,
                                       ----------------------               ----------------------
                                                                 Percent                              Percent
                                                                Increase                             Increase
                                                               (Decrease)                           (Decrease)
                                                                  from                                 from
                                                                  Prior                                Prior
                                          1997        1996        Year         1997        1996        Year
_______________________________________________________________________________________________________________
Revenue ..............................   100.0%      100.0%       (6.2)%      100.0%      100.0%      (18.8)%
Direct Costs .........................    61.6        65.4       (11.6)        61.3        64.8       (23.2)
General and Administrative Expenses ..    42.2        46.4       (14.9)        42.8        38.1        (8.7)
Software Development Costs ...........    12.6         2.5       376.3          8.6         2.1       232.9
Other Income .........................     0.3          --       n/m            0.2         0.1        66.7
Special Item .........................    --            --        --           --           1.3       n/m
                                       ----------  ----------  ----------   ----------  ----------  ----------
Operating Loss .......................   (16.1)      (14.3)        5.8        (12.5)       (3.6)      181.1
Interest Income, Net..................     0.4         0.8       (46.5)         0.6         0.6       (18.6)
                                       ----------  ----------  ----------   ----------  ----------  ----------
Net Loss Before
Income Tax Benefit ...................   (15.7)%     (13.5)%       8.7%       (11.9)%      (3.0)%     222.8%
                                       ==========  ==========  ==========   ==========  ==========  ==========
_______________________________________________________________________________________________________________

 n/m:  Not meaningful.

RESULTS OF OPERATIONS

   Although partially offset by lower direct costs and administrative expenses, the Company's lower revenue, and increased spending on software product and business development efforts primarily related to the Technologies subsidiary, resulted in the overall loss for the quarter and nine months ended September 30, 1997. This quarterly net loss before income taxes of $822,000, compared to a net loss of $756,000 before income taxes for the quarter in 1996. Similarly, the Company reported a nine-month net loss before income taxes of $1,824,000, compared to a net loss of $815,000 before income taxes and special item in 1996.

   During the third quarter, the Company received written contracts and orders having an estimated value of approximately $4.6 million. The activity primarily reflects the next three months' funding at the DOE's Rocky Flats Environmental Technology Site and the extension of a consulting contract with a large electric utility client. Contracted backlog for current, active projects totaled approximately $5.8 million as of September 30, 1997, down from $6.5 million as of June 30, 1997 and $6.7 million at December 31, 1996.

   The revenue decrease in the third quarter and first nine months of 1997, compared to a year ago, is primarily the result of reduced government sales and a reduction in the Rocky Flats Contract activity (due primarily to decreased funding at various DOE sites), partially offset by higher software revenue related to work on the Company's contract with the National Railroad Passenger Corporation ("Amtrak") which began in September 1996. For the third quarter and first nine months of 1997, the concentration of revenue from the government sector decreased to 49% and 51% of total revenue, respectively, from 62% and 64% for the same periods in 1996.

   Direct costs were lower in the third quarter and first nine months of 1997, compared to a year ago, primarily as a result of the reduced revenue generation opportunities. Gross margins increased to 38% in the third quarter of 1997, from 35% for the same period in 1996, primarily due to an increase in higher margin consulting work and a reduction in the proportion of lower margin government projects. For the nine-month period in 1997, gross margins increased to 39% from 35% for the same period in 1996, due to the reduction in the proportion of lower margin government work, partially offset by the effect of an increased mix of higher cost subcontracted labor on fixed-price contracts.

   General and administrative costs were lower in the third quarter and first nine months of 1997, compared to a year ago, primarily due to lower administrative costs throughout the Company, partially offset by increased sales staff and marketing expenditures in the Technologies subsidiary. These business development expenditures amounted to $347,000 and $731,000 in the third quarter and first nine months of 1997, respectively, compared to $88,000 and $117,000 for the same periods a year ago. The increased level of business development activities, begun in the latter half of 1996, was primarily responsible for the increase in general and administrative expenses as a percentage of revenue to 43% in 1997, from 38% in 1996, with respect to the nine-month period. The reduction in general and administrative expenses as a percentage of revenue for the three-month period from 46% in 1996, to 42% in 1997, is primarily due to increased utilization of employees on billable contracts and lower expenditures for retirement benefits.

   The level of the Company's internally funded investments in software product development in the Technologies subsidiary, increased to $650,000 and $1,303,000 in the third quarter and first nine months of 1997, respectively, compared to $139,000 and $395,000 for the same periods a year ago. The accelerated development efforts in 1997, resulted in completion of a beta version of the Technologies subsidiary's new client-server product. Installation began at Dallas Area Rapid Transit, a major public transportation agency, during the third quarter.

   Effective November 14, 1997, the Company consummated the sale of all of the assets related to the Technologies business for $1,300,000 in cash, a promissory note in the amount of $300,000, a warrant to acquire 4% of the then outstanding shares of the buyer's common stock, exercisable upon the occurrence of an initial public offering or a change of control (as defined in the warrant), plus the assumption of all liabilities associated with the Technologies business. The Technologies subsidiary was not expected to produce profitable results in the next twelve months due to the high level of investment needs that management believes it will experience during this growth stage of product and business development activities. Accordingly, the sale of Technologies is not expected to negatively impact the Company's profitability in the near term. Revenue, however, will be decreased as a result of such sale. (See, Note 3 of the Consolidated Financial Statements.)

   Other income for the third quarter and first nine months of 1997 was higher than 1996. Other income in 1997 reflects gains on the sale of assets related to facility downsizing. In 1996, other income primarily relates to the liquidation of the Company's interest in the Individual Plant Evaluation Partnership, a technical services partnership in which it was an operating participant.

   The special item of $250,000 during 1996, reflects an adjustment of the reserve related to the settlement of specific disputed costs on certain U.S. Government contracts with the DOE. This positive earnings impact resulted from a further reduction of the reserve for sales adjustment established in 1991, and is based upon the successful government audits and contract closeouts of prior periods.

   Net interest income in 1997 and 1996 represents earnings from the investment of cash balances in short-term, high-quality, government and corporate debt instruments, partially offset by capital lease interest expense. The lower net interest income in 1997, as compared to a year ago, primarily reflects smaller average cash balances in the second and third quarters of 1997. The Company had no borrowings under its line of credit during the first nine months of 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents decreased by $2,507,000 during the first nine months of 1997. The decrease was mainly due to cash used by operations ($2,245,000) and cash used in net acquisition of equipment ($261,000).

   Receivables increased by $544,000 from December 31, 1996, primarily due to an increase in consulting and government revenue in the third quarter of 1997. The allowance for sales adjustments decreased by $146,000 from December 31, 1996 due to the write-off of uncollectable receivables.

   Accounts payable decreased by $125,000 since the end of 1996. Accrued compensation and related expenses decreased by $134,000 during the period, primarily reflecting the payment of the Company's 1996 contribution to the employee retirement plan and the elimination of the Company's contribution accrual effective January 1, 1997.

   Equity decreased by $1,686,000 in the first nine months ended September 30, 1997, due to net losses ($1,685,000) and the repurchase of stock ($1,000).

   No cash dividend was declared in the first nine months of 1997.

   The impact of inflation on revenue and projects of the Company was minimal.

   During the third quarter of 1997, the Company amended the amount and certain financial covenants of its revolving loan facility with its lender which expires in May 1998. At September 30, 1997, the Company had available $2,500,000 of a $3,000,000 revolving loan facility. The Company has no outstanding borrowing against the line, however, $500,000 was assigned to support standby letters of credit.

   The Technologies subsidiary was not expected to generate cash from its operations in the next twelve months due to its product and business development investment needs. Accordingly, as a result of the sale of the Technologies subsidiary, the Company's cash needs over the next twelve months will be significantly reduced. Management believes that cash expected to be generated by the Government and Energy subsidiaries' operations, proceeds from the sale of the Technologies subsidiary, the Company's working capital, and its loan facility are adequate to meet it anticipated liquidity needs for these operations through the next twelve months. However, an adverse decision from a trial in which the Company is a defendant (see Part II, Item 1) would adversely affect the Company's liquidity and capital resources.

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

                        PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   ("PLM"), filed an action against TENERA, L.P., the Company's predecessor (the "Predecessor Partnership"), among others, in the Superior Court of California for the Count of Alameda. The action entitled PLM Financial Services, Inc. v. TERA Corporation, et al., Case No. 743 439-0, seeks damages in excess of $4.6 million in unpaid equipment rent and other unspecified damages allegedly owing to PLM under an equipment lease dated September 29, 1984 between PLM and TERA Power Corporation ("TERA Power), a former subsidiary of TERA Corporation, the predecessor of the Predecessor Partnership (the "Predecessor Corporation"). PLM has named the Predecessor Partnership in the action pursuant to a Guaranty dated September 24, 1984 of the lease obligations of TERA Power made by the Predecessor Corporation. Upon the liquidation of the Predecessor Corporation in late 1986, the stock of TERA Power was transferred to the TERA Corporation Liquidating Trust (the
"Trust") and was thereafter sold to Delta Energy Projects Phases III, IV, and VI pursuant to a stock purchase agreement dated May 31, 1991. Management understands that TERA Power has asserted various defenses to the claims asserted by PLM in the action. Moreover, management believes that, even if there is liability under the lease, the Guaranty has been exonerated and the Company will be able to defend this action successfully. Management does not believe that eventual resolution of this matter will have a material effect on the Company's financial position; however, an adverse outcome could have a material adverse impact on the financial position, results of operations, and cash flows of the Company. The trial in this matter was concluded in August 1997 and the Company is awaiting the trial judge's decision.

ITEM 5.  OTHER INFORMATION

As reported in the Company's press release of November 7, 1997, Michael D. Thomas resigned as the Company's Chairman of the Board and Chief Executive Officer, to focus his efforts on the Company's Technologies subsidiary. On November 14, 1997, the Company consummated the sale of Technologies to Spear Technologies, Inc., a corporation newly formed by Mr. Thomas and other former members of management to acquire Technologies. See Item 2 for a description of the terms of such sale. The Company's Board of Directors has named Robert C. McKay, the Company's former Chief Operating Officer, Chief Executive Officer and President and Jeffrey R. Hazarian, the Company's Chief Financial Officer, will also now hold the position of Executive Vice President.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  EXHIBITS

   11.0    Statement regarding computation of per share data:
           See Notes to Consolidated Financial Statements.

   27.0*   Financial Data Schedule

   (b)  REPORTS ON FORM 8-K

   None.


--------------------
*  Filed herewith.

                                SIGNATURES


   PURSUANT TO THE REQUIREMENT OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                  TENERA, INC.


Dated:  November 14, 1997         By:     /s/ JEFFREY R. HAZARIAN
                                       ------------------------------
                                             Jeffrey R. Hazarian
                                          Chief Financial Officer,
                                          Corporate Secretary, and
                                          Vice President, Finance

                                EXHIBIT INDEX

Ex. 27.0     Financial Data Schedule