Form 10-K
period 1997-12-31
TENERA INC
filed 1998-03-31
CIK 804731

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                      _________________________________


                                  FORM 10-K

(MARK ONE)

[  X  ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy as information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   As of March 16, 1998, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $3,567,100 based on the last transaction price as reported on the American Stock Exchange. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

   The number of shares outstanding on March 16, 1998, was 10,123,153.

                                   PART I

ITEM 1.  BUSINESS

GENERAL

   TENERA, Inc. ("TENERA" or the "Company"), a Delaware corporation, was formed in connection with the conversion of TENERA, L.P. (the predecessor of the Company, the "Predecessor Partnership") into corporate form (the "Merger" or "Conversion"), completed on June 30, 1995. Pursuant to the Merger, the Company succeeded to the business, assets, and liabilities of the Predecessor Partnership. Therefore, the Company and the Predecessor Partnership are sometimes collectively referred to herein as TENERA or the Company. (See Note 1 to Financial Statements.)

   During 1995, the Company formed TENERA Rocky Flats, LLC ("Rocky Flats"), a Colorado limited liability company, to provide consulting and management services in connection with participation in the Performance Based Integrating Management Contract ("Rocky Flats Contract") at the DOE's Rocky Flats Environmental Technology Site ("Site").

   In May 1997, the Company formed TENERA Energy, LLC ("Energy") and TENERA Technologies, LLC ("Technologies"), both Delaware limited liability companies, to consolidate its commercial electric power utility business and mass transportation business, respectively, into separate legal entities.

   In November 1997, the Company consummated the sale of all of the assets ("Asset Sale") of Technologies (see Notes 1 and 9 to Financial Statements). Technologies was experiencing a high level of investment needs during its growth stage of product and business development activities and was not expected to produce profitable results in the next twelve months.

   The Company's two continuing subsidiaries provide a broad range of professional consulting, management, and technical services to solve complex management, engineering, environmental, and safety challenges associated with the operation, asset management, and maintenance of power plants, federal government properties, and capital intensive industries. Prior to the Asset Sale, Technologies provided maintenance and data management software services, products, and systems to the mass transportation industry.

   TENERA provides services to assist its commercial electric power industry clients with respect to nuclear and fossil plant operations, maintenance, and safety, including change management and organizational effectiveness, strategic business management, risk management, and ecological services. For its governmental clients, TENERA provides the Department of Energy ("DOE") and DOE prime contractors with assistance in devising, implementing, and monitoring strategies to improve performance and cost effectiveness from an operational, safety, and environmental perspective at DOE-owned nuclear reactor sites and national research laboratories.

   TENERA has developed expertise in providing solutions to complex technical and regulatory issues facing the commercial electric power industry, particularly with respect to nuclear facilities. Over the past several years, commercial electric utilities have experienced increased competitive pressure due to a continued deregulation of electric power production. For example, utilities continue to find it more difficult to recover total capital expenditures through rate increases, as well as facing increased competition from independent power producers, alternative energy production, and cogeneration. During the same period, utilities have responded to continued regulatory pressures to comply with complex safety and environmental guidelines. Safety problems and environmental issues have also emerged at government-owned production facilities. A massive program is underway throughout the DOE complex of nuclear facilities to comply with health, safety, and environmental requirements similar to those applicable to commercial facilities, principally in the areas of hazardous wastes, decontamination, decommissioning, and remediation. Electric utilities, as well as a variety of other industries, have been subjected to extensive regulation regarding environmentally safe handling of hazardous materials.

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

BACKGROUND

   The Company's principal markets are the commercial electric utility industry and the DOE-owned nuclear materials production sites and national research laboratories. The electric utility industry has undergone considerable change in recent years and faces a complex mix of economic and regulatory pressures. There is continuing deregulation of the production and distribution of electricity, accompanied by desire of utilities to meet demand for electricity through higher operating efficiency. Some of the Company's largest commercial clients have responded to a more competitive environment by implementation of significant cost control measures and activity in the merger and acquisition arena.

   Electric utilities and the DOE-owned nuclear materials production sites also face close scrutiny resulting from public concern over health, safety, and the environment. The Company believes that increased enforcement of environmental laws and regulations at various levels of government continues to be prompted by publicity and public awareness of environmental problems and health hazards posed by hazardous materials and toxic wastes.

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

   The DOE has begun the implementation of programs to address safety problems and environmental concerns which have emerged at its nuclear facilities. These programs are designed to bring the operations into compliance with a variety of health, safety, and environmental requirements, similar to those applicable to the commercial electric utility industry. The DOE's decontamination, decommissioning, and remediation programs are also aimed at achieving significant cleanup of its hazardous waste production and storage facilities and the partial shutdown of nuclear operations at a number of its sites. The dismantlement and cleanup of the aging DOE weapons complex represents a significant market for the Company's service offerings.

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

   The Company's other market prior to the Asset Sale, mass transit systems, consisted of providing computer-based maintenance management software and services to public entities that provide ground transportation services to the general public.

SERVICES AND PRODUCTS

   The Company provides its services by utilizing its professional skills and technological resources in an integrated approach which combines strategic consulting, technical, and project management capabilities with software systems and data bases. Services performed by the Company typically include one or more of the following: consultation with the client to determine the nature and scope of the problem, identification and evaluation of the problem and its impact, development and design of a process for correcting the problem, preparation of business plans, preparation of reports for obtaining regulatory agency permits, and analysis in support of regulatory and legal proceedings. The Company operates in one business segment providing services which cover these general areas: strategic consulting, management, and technical services and prior to the Asset Sale, software services, products, and systems.

   The following table reflects the percentage of revenues derived for each of these areas for the period indicated during the fiscal years ended December 31, 1995 through 1997:

____________________________________________________________________________________

                                                          Year Ended December 31,
                                                         --------------------------
                                                          1997      1996      1995
____________________________________________________________________________________
Consulting, Management, and Technical Services ......... 86.4%     91.8%     85.5%
Software Services, Products, and Systems* .............. 13.6%      8.2%     14.5%
____________________________________________________________________________________
 * Reflects only 10 months of revenues in 1997 due to the Asset Sale.

   Consulting and Management Services. The Company's consulting and management services involve determining a solution to client problems and challenges arising in the design, operation, and management of large facilities. Focus is also placed on providing expertise in the wide range of disciplines required to resolve complex legal and regulatory issues and offering executives guidance in strategic planning and implementing a coordinated, effective response to such issues. The Company applies its professional skills, software, and specialized data bases to all aspects of these problems and challenges in the following general areas:

   - Strategic business management

   - Organizational effectiveness and change management

   - Risk management

   - Environmental and ecological issues at DOE and electric utility facilities

   - Operations and maintenance performance improvement

   - Plant safety

   - Nuclear safety and criticality at DOE facilities

   - Engineering design review and verification

   - Company/organized labor union consulting

   Software Services, Products, and Systems. Until the Asset Sale in November 1997, the Company offered a range of information software services, products, and systems including data bases designed to support mass transit and electric utility clients in areas such as asset management, regulatory compliance, facility operations, and equipment maintenance and data management related to management consulting and operating performance.

   The Company continues to utilize proprietary software tools and systems in connection with the risk management and operations and maintenance performance improvement service areas for its electric utility clients.

MARKETING AND CLIENTS

   Marketing. The Company's marketing strategy emphasizes its ability to offer a broad range of services designed to meet the needs of its clients in a timely and cost-efficient manner. The Company has the organization and capability to undertake not only small tasks requiring a few professionals but also the management, staffing, design, and implementation of major projects which may last for several months and involve large numbers of professionals and subcontractors in several geographic locations. Characteristic of

TENERA's marketing strategy are significant projects in which initial contracts have been only a fraction of the ultimate sale.

   The Company provides financial incentives to attract senior technical professionals with extensive utility industry experience and to encourage these individuals to market the complete range of TENERA's services throughout existing and potential customer organizations.

   TENERA's marketing efforts are facilitated by the technical reputation and industry recognition often enjoyed by its professional staff. TENERA's reputation in the electric power industry and as a DOE contractor, often leads to invitations to participate at an early stage in the conceptualization of a project. During this phase, the Company assists clients in developing an approach for efficiently and productively solving a problem. If new services or products are developed for a client, they generally are marketed to other clients with similar needs.

   The Company's reputation also leads to invitations to participate in large, multi-company teams assembled to bid on large DOE or utility projects.

   Clients. During the year ended December 31, 1997, TENERA provided services and software to over 60 clients involving over 100 contracts (including 20 clients and 30 contracts of Technologies). During the year ended December 31, 1996, TENERA provided services and software to over 75 clients involving over 125 contracts. Over 80% of TENERA's clients, during the year ended December 31, 1997, had previously used its services or software.

   During the year ended December 31, 1997, three customers, Kaiser-Hill Company, LLC ("Kaiser-Hill"), prime contractor of the Rocky Flats Contract, Commonwealth Edison Company ("ComEd"), and Pacific Gas and Electric ("PG&E"), accounted for approximately 67% of the Company's total revenue (Kaiser-Hill - 43%; ComEd - 14%; and PG&E - 10%) and 78% of non-Technologies revenue. During the year ended December 31, 1996, these three clients accounted for approximately 74% of the Company's total revenue (Kaiser-Hill - 56%; ComEd - 11%; and PG&E - 7%) and 81% of non-Technologies revenue. The Company has maintained working relationships with Kaiser-Hill, ComEd, and PG&E for three years, eleven years, and twenty years, respectively, during which time various contracts have been completed and replaced with new or follow-on contracts. There can be no assurance that these relationships will be maintained at current levels or beyond the existing contracts, and the loss of any of these clients would have a material adverse effect on the Company.

OPERATIONS

   The Company contracts for the billing of its services in one of four ways: time and materials ("T & M"), cost plus fixed fee ("CPFF"), cost plus incentive fee ("CPIF"), or fixed price. T & M, CPFF, and CPIF contracts, which cover a substantial amount of TENERA's revenues, are generally billed monthly by applying a multiplier factor to specific labor costs or by use of a fixed labor rate per hour charged to each project. T & M, CPFF, and CPIF contracts are generally structured to include "not-to-exceed" ceilings; however, if after initial review or after work has started, it is noted that additional work beyond the initial scope of work is required, the contract normally can be renegotiated to include such additional work and to increase the contract ceiling accordingly. Also, prior to the Asset Sale, the Company received license and annual maintenance fees from contracts involving software products. During the year ended December 31, 1997, such fees amounted to $600,000 ($283,000 in 1996).

   Fixed-price contracts are generally applicable to instances in which TENERA has been requested to deliver services and/or products previously developed or products and/or services deliverable to multiple customers. Prior to the Asset Sale, certain fixed-price contracts were established where TENERA was developing software products or transferring the technology to a new platform. At December 31, 1997, of the total outstanding contracts, less than 1% of their value was fixed-price.

   TENERA generally receives payments on amounts billed 30 to 90 days after billing, except for retention under contracts. Since the majority of TENERA's clients are utility companies, DOE, or DOE prime contractors, TENERA historically has experienced a low percentage of losses due to poor credit risks.

BACKLOG

   As of December 31, 1997, TENERA had contracted a backlog of approximately $12.8 million, all of which is cancelable by the clients. Rocky Flats and Energy account for $11.5 million and $1.3 million, respectively, of the backlog. Contracted backlog represents the aggregate of the residual (unspent) value of those active contracts entered into by TENERA for services which are limited by a contractual amount and does not include any estimates of open-ended services contracts or unfunded backlog that may result from additions to existing contracts.

   Since all outstanding contracts are cancelable, there is no assurance that the revenues from these contracts will be realized by the Company. If any contract is canceled, there is no assurance that the Company will be successful in replacing such contract.

COMPETITION

   The market for consulting and management services is highly competitive and TENERA competes with several larger firms with significantly greater resources. The primary competitive factor in the market for consulting and management services is price, and certain of TENERA's competitors are able to offer similar services at prices that are lower than those offered by TENERA.

RESEARCH AND DEVELOPMENT

   It has been TENERA's policy to undertake development projects of software, systems, and data bases only if they can be expected to lead directly to proprietary products that may be generally marketable. A portion of TENERA's research and development effort may be funded through customer-sponsored projects, although the rights to the systems and data bases generally remain with TENERA. Because TENERA's research and development activities involve the integration of customer-funded, cost sharing, and TENERA-funded projects, it is not possible to segregate on a historical basis all of the specific costs allocable as research and development costs. In 1997 however, TENERA expended in excess of $1,531,000 ($562,000 in 1996) of its funds on software development designed to meet Technologies' customers needs for 1997 and beyond. Concurrent with the Asset Sale in November 1997, the Company ceased all internally funded software development activities.

PATENTS AND LICENSES

   The Company does not hold any patents material to its business. TENERA has relied upon trade secret laws and contracts to protect its proprietary rights in software systems and data bases. The license agreements under which customers acquired the rights to use TENERA's software products generally restrict the customers' use of the products to their own operations and prohibit disclosure to others. As part of the Asset Sale, certain software proprietary rights and related license agreements were transferred to the purchaser.

PERSONNEL

   At December 31, 1997, the Company employed a total of 163 consultants, engineers, programmers, and scientists and a supporting administrative staff of 24 employees. Eight employees hold doctorates and 58 employees hold master's degrees. TENERA also retains the services of numerous independent contractors in order to fulfill specific needs for particular projects. None of TENERA's employees are represented by a labor union.

ITEM 2.  PROPERTIES

   The Company's headquarters are located in San Francisco, California, and consist of approximately 13,500 square feet of leased office space, expiring in 2000. TENERA also leases approximately 4,000 square feet in Louisville, Colorado, expiring in 1998. Additionally, TENERA maintains a project office on a month-to-month lease covering approximately 200 square feet in Richland, Washington. The Company vacated its office space in Knoxville, Tennessee in April 1997 and is subleasing the space until lease expiration in July 1998. As a result of the Asset Sale, TENERA vacated its office space in Hartford, Connecticut, and is subleasing the space until the lease expiration in 2000.

   The Company believes that its facilities are well maintained and adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

   On November 4, 1994, PLM Financial Services, Inc. ("PLM") filed an action, entitled PLM Financial Services, Inc. v. TERA Corporation, et al., Case No. 743 439-0, against the Predecessor Partnership, among others, in the Superior Court of California for the County of Alameda, seeking damages in excess of $4.6 million in unpaid equipment rent and other unspecified damages allegedly owing to PLM under an equipment lease dated September 29, 1984 between PLM and TERA Power Corporation ("TERA Power"), a former subsidiary of TERA Corporation (the "Predecessor Corporation"). PLM named the Predecessor Partnership in the action pursuant to a Guaranty dated September 24, 1984 of the lease obligations of TERA Power made by the Predecessor Corporation. Upon the liquidation of the Predecessor Corporation in late 1986, the stock of TERA Power was transferred to the TERA Corporation Liquidating Trust (the "Trust") and was thereafter sold to Delta Energy Projects Phases II, IV, and VI pursuant to a stock purchase agreement dated May 31, 1991. TERA Power asserted various defenses to the claims asserted by PLM in the action and the trial in this matter was concluded in August 1997. In February 1998, the trial judge issued a minute order rendering his decision against the defendants in the action. Damages were not specified in the Court's decision and it is unclear from the ruling whether the judgment is against all defendants and, if it is, whether TENERA's share will be less than the total amount of the judgment. Based on the Court's decision, however, the judgment ultimately entered by the Court could aggregate in excess of $1 million. TENERA anticipates that post-trial proceedings will clarify the extent of its liability. Accordingly, for the year 1997, the Company accrued litigation judgment expenses of $950,000 related to this matter.

   As previously reported by management, if TENERA is ultimately held responsible for all or a significant portion of the judgment entered by the Court, such an outcome would have a material adverse impact on the cash flows of the Company. Moreover, the judgment ultimately entered and the expense of an appeal of the Court's judgment, if such an appeal is undertaken, could have a material adverse impact on the financial position, results of operations, and cash flows of the Company. Further, there can be no assurance that such an appeal, if undertaken, would be successful. See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition," "Operating Risks," and Note 8 to the Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Shares of the Company's Common Stock are listed for trading on AMEX under the symbol TNR. The first trading day on AMEX was June 30, 1995, at which time 10,417,345 shares were outstanding. The Units of the Predecessor Partnership were listed for trading on AMEX under the symbol TLP. The first and last trading days on AMEX for the Predecessor Partnership were January 28, 1988, and June 30, 1995, respectively. There were approximately 500 shareholders of record as of March 16, 1998.

___________________________________________________________________________________

                          1997                  1996                  1995
                   ------------------    ------------------    ------------------
                                                                 Price Range of
                     Price Range of        Price Range of         Predecessor
                      TENERA, Inc.          TENERA, Inc.          Partnership
                         Shares                Shares               Units(1)
                   ------------------    ------------------    ------------------
                     High      Low         High      Low         High      Low
___________________________________________________________________________________
First Quarter .... $ 0.9375  $ 0.625     $ 1.375   $ 0.875     $ 0.9375  $ 0.50
Second Quarter ...   0.8125    0.50        1.4375    0.875       1.1875    0.75
Third Quarter ....   0.625     0.50        1.0625    0.75        1.875     1.1875
Fourth Quarter ...   0.8125    0.50        0.875     0.625       1.50      0.875
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

ITEM 6.  SELECTED FINANCIAL DATA

   The following consolidated selected financial data of the Company for the five prior fiscal years should be read in conjunction with the consolidated financial statements and related notes included elsewhere. The earnings (loss) per share amounts prior to 1997, have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." For further discussion of earnings per share and the impact of Statement No. 128, see Notes 2 and 5 to the Financial Statements.

                                TENERA, INC.
                            FINANCIAL HIGHLIGHTS

(In thousands, except per share/unit and statistical amounts)
_________________________________________________________________________________________________________________

                                                                         Year Ended December 31,
                                                           ----------------------------------------------------
                                                             1997       1996       1995       1994       1993
_________________________________________________________________________________________________________________
OPERATIONS DATA
Revenue .................................................. $ 21,121   $ 24,003   $ 25,545   $ 23,600   $ 29,340
Operating (Loss) Income ..................................   (2,139)    (1,382)     1,203     (1,239)      (315)
Net (Loss) Earnings ......................................   (1,890)    (1,080)       898     (1,202)      (294)
Earnings (Loss) per Share/Equivalent Unit(1) -- Basic ....    (0.19)     (0.11)      0.07      (0.13)     (0.03)
Earnings (Loss) per Share/Equivalent Unit(1) -- Diluted ..    (0.19)     (0.11)      0.07      (0.13)     (0.03)
Weighted Average Shares/Equivalent Units(1) ..............   10,123     10,248      9,920      9,555      9,646
CASH FLOW DATA
Net Cash (Used) Provided by Operating Activities .........   (2,681)     2,954       (286)        17      1,472
Net (Decrease) Increase in Cash and Cash Equivalents .....   (1,672)     2,490       (469)       363      1,085
FINANCIAL POSITION AT DECEMBER 31
Cash and Cash Equivalents ................................    2,292      3,964      1,474      1,943      1,580
Working Capital ..........................................    2,831      4,555      5,836      4,024      5,196
Total Assets .............................................    6,052      7,940     10,087      8,616      9,345
Total Liabilities ........................................    3,065      3,062      3,912      4,069      3,524
Shareholders' Equity/Partners' Capital ...................    2,987      4,878      6,175      4,547      5,821
OTHER INFORMATION
Number of Employees ......................................      187        208        270        170        202
_________________________________________________________________________________________________________________
 (1) Equivalent Units represent both the general and limited partners' interest in Predecessor Partnership earnings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                TENERA, INC.
                            RESULTS OF OPERATIONS

________________________________________________________________________________________________________

                                                            Year Ended December 31,
                                         --------------------------------------------------------------
                                                  1997                      1996                1995
                                         ----------------------    ----------------------    ----------
                                                     % Increase                % Increase
                                                     (Decrease)                (Decrease)
                                            % of      to Prior        % of      to Prior        % of
                                          Revenue       Year        Revenue       Year        Revenue
________________________________________________________________________________________________________
Revenue ................................     100         (12)          100          (6)          100
Direct Costs ...........................      62         (16)           65          (4)           63
General and Administrative Expenses ....      38         (12)           39          19            32
Software Development Costs .............       7         172             2         100            --
Special Items Income (Expenses), Net ...       2         N/M            --         N/M            --
Litigation Judgment Cost ...............       5         100            --          --            --
Other Income ...........................      --          --            --         N/M            --
                                         ----------  ----------    ----------  ----------    ----------
  Operating (Loss) Income ..............     (10)        (55)           (6)       (215)            5
Interest Income, Net ...................       1         (33)            1         164            --
                                         ----------  ----------    ----------  ----------    ----------
Net (Loss) Earnings Before Income
Tax Benefit/Expense ....................      (9)        (67)           (5)       (220)            5
                                         ==========  ==========    ==========  ==========    ==========
________________________________________________________________________________________________________
N/M  Not meaningful.

YEAR ENDED DECEMBER 31, 1997 VERSUS YEAR ENDED DECEMBER 31, 1996

   Lower revenue and higher software product and business development expenses resulted in a pre-tax loss of $1,434,000, before the special item and accrual of litigation judgment costs, compared to a pre-tax loss of $1,167,000 in 1996 before the effect of special items.

   The revenue decrease is primarily the result of reduced government sales during the first nine months of 1997, partially offset by higher software revenue related to work on Technologies' contract with the National Railroad Passenger Corporation ("Amtrak") which began in late 1996. Concentration of revenue from the government sector decreased to 53% of total revenue for 1997 from 61% in 1996. The number of clients served during the year decreased to 60 (including 20 clients of Technologies) from 75 in 1996. Revenue from software license and maintenance fees during 1997 increased to $600,000 from $283,000 in 1996, primarily due to new software installations.

   Direct costs were lower in 1997, primarily as a result of the reduced revenue generation opportunities. Gross margins increased to 38% in 1997 from 35% in 1996 due to the reduction in the proportion of lower margin government work, partially offset by the effect of an increased mix of higher cost subcontracted labor on fixed-price contracts associated with Technologies.

   General and administrative costs were lower in 1997 compared to a year ago, primarily due to lower administrative costs throughout the Company, partially offset by increased sales staff and marketing expenditures by Technologies, which amounted to $908,000 in 1997, compared to $241,000 in 1996. The overall reduction in general and administrative expenses as a percentage of revenue for 1997 from 41% in 1996, to 39% in 1997, is primarily due to increased utilization of Rocky Flats and Energy employees on billable contracts and lower expenditures for retirement benefits.

   The level of the Company's internally funded investments in software product development by Technologies, increased to $1,531,000 in 1997, as compared to $562,000 in 1996. The development expenditures ceased in November 1997 as a result of the Asset Sale described below (see also Note 1 to Financial Statements).

   Other income for 1997 was the same level as 1996. Other income in 1997 reflects gains on the sale of fixed assets related to facility downsizing. In 1996, other income primarily relates to the liquidation of the Company's interest in the Individual Plant Evaluation Partnership, a technical services partnership in which it was an operating participant.

   Effective November 14, 1997, the Company consummated the sale of all of the assets related to the Technologies business for $1,300,000 in cash, a promissory note in the amount of $300,000, a warrant to acquire 4% of the then outstanding shares of the buyer's common stock, exercisable upon the occurrence of an initial public offering or a change of control (as defined in the warrant), plus the assumption of all liabilities associated with the Technologies business. Technologies was not expected to produce profitable results in the next twelve months due to the high level of investment needs that management believed it would experience during its growth stage of product and business development activities. Technologies' revenue for ten months of 1997 prior to the Asset Sale was $2,870,000. Its revenue generation rate in 1998 was expected to be similar to 1997. The special item of $355,000 reflects the realized gain (exclusive of the effect of the note and warrant) from the Asset Sale (see Notes 1 and 9 to Financial Statements). Full repayment of the note is contingent upon a minimum amount of equity funding of the buyer, which had not occurred at year end. Therefore, the Company provided an allowance for uncollectability against the total amount of the note as of December 31, 1997. The note was repaid in full in February 1998, and the additional gain will be reported in the first quarter of 1998. The warrant is deemed to have no value as of December 31, 1997.

   In 1996, the special items' net expense of $50,000 is comprised of two items. First, in the second quarter of 1996, the Company recorded a $250,000 adjustment to the reserve related to the settlement of specific disputed costs on certain government contracts with the DOE. This positive earnings impact resulted from a further reduction of the reserve for sales adjustment established in 1991, and was based upon the successful completion of certain government audits and contract closeouts of prior periods. The second special adjustment occurred in December 1996, and more than offset the first item. This adjustment related to the repricing of debt owed to the Company by one of its executive officers (see Note 3 to Financial Statements). The principal amount of the note was reduced to the then current fair market value of the stock held as security for the debt, resulting in a charge to earnings of approximately $300,000.

   On February 10, 1998, the Company was notified by the Superior Court for Alameda County of the trial judge's decision against the defendants in the action entitled PLM Financial Services, Inc. v. TERA Corporation, et al. (Case No. 743 439-0), in which TENERA and others were named as defendants. The action involved a guaranty by a predecessor of TENERA of obligations arising in connection with wind turbines sold to PLM and leased back to a former subsidiary of the predecessor by PLM. The trial in this matter was concluded in August 1997. Damages were not specified in the Court's decision, and it is unclear from the ruling whether the judgment is against all defendants and, if it is, whether TENERA's share will be less than the total amount of the judgment. Based on the Court's decision, however, the judgment ultimately entered by the Court could aggregate in excess of $1,000,000. TENERA anticipates that post-trial proceedings will clarify the extent of its liability. Accordingly, for the year 1997, the Company accrued litigation judgment expenses of $950,000 related to this matter. If TENERA is ultimately held responsible for all or a significant portion of the total judgment entered by the Court, such an outcome would have a material adverse impact on the cash flows of the Company. Moreover, the judgment ultimately entered and the expense of an appeal of the Court's judgment, if such an appeal is undertaken, could have a material adverse impact on the financial position, results of operations, and cash flows of the Company. Further, there can be no assurance that such an appeal, if undertaken, would be successful. Once its total exposure has been clarified, TENERA will determine what future actions, if any, will be taken in connection with this matter. See Item 3, "Legal Proceedings," Item 7, "Operating Risks," and Note 8 to the Financial Statements.

   Net interest income in 1997 and 1996 represents earnings from the investment of cash balances in short-term, high-quality, government and corporate debt instruments, partially offset by capital lease interest expense. The lower net interest income in 1997, as compared to a year ago, primarily reflects smaller average cash balances in 1997. The Company had no borrowings under its line of credit during 1997 and 1996.

YEAR ENDED DECEMBER 31, 1996 VERSUS YEAR ENDED DECEMBER 31, 1995

   Lower revenue and higher general and administrative expenses resulted in a net loss before income tax benefit/expense of $1,217,000, compared to net earnings before income tax expense of $1,204,000 in 1995.

   The revenue decrease was primarily the result of reduced sales of consulting and management services throughout the year; lower sales activity of software services until the award of a software contract with Amtrak in August 1996, valued at approximately $2.9 million; and the reduced availability of staff reassigned to internal software product development; partially offset by an increase in revenue related to the Rocky Flats Contract. Concentration of revenue from the government sector increased to 61% of total revenue for 1996 from 49% in 1995. This was primarily the result of the Rocky Flats Contract which was in existence for the entire year of 1996, but commenced in mid-1995. During 1996, the government sector quarterly revenue declined approximately 40% from the first quarter to the fourth quarter, due primarily to site budget constraints on the Rocky Flats Contract. The number of clients served during the year increased slightly to 75 from 66 in 1995. Revenue from software license and maintenance fees during 1996 decreased to $283,000 from $814,000 in 1995, primarily due to fewer new software installations.

   Direct costs were lower in 1996, primarily as a result of the reduced revenue generation opportunities. Gross margins decreased to 35% in 1996 from 37% in 1995 due to the full year impact of the lower margin Rocky Flats Contract. This lower margin contribution was primarily due to the cost-plus pricing characteristics of the contract. Gross margin contribution from overall project activity during the year, before consideration for the impact of the Rocky Flats Contract, was up slightly to 44% in 1996 from 43% in 1995.

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

   Other income for 1996 primarily related to the final liquidation, in April 1996, of the Company's interest in the Individual Plant Evaluation Partnership ("IPEP partnership"), a technical services partnership in which it was an operating participant until its termination in 1995. The Company previously booked a loss provision of $30,000 in 1995 for estimated closure costs of the IPEP partnership. Other income also included gains on the sale of assets related to facility downsizing (approximately $10,000 in 1996 and 1995).

   The special items' net expense of $50,000 was comprised of two items (see
Note 9 to Financial Statements). First, in the second quarter of 1996, the Company recorded a $250,000 adjustment to the reserve related to the settlement of specific disputed costs on certain government contracts with the DOE. This positive earnings impact resulted from a further reduction of the reserve for sales adjustment established in 1991, and is based upon the successful government audits and contract closeouts of prior periods. The second special adjustment occurred in December 1996, and more than offset the first item. This adjustment related to the repricing of debt owed to the Company by one of its executive officers (see Note 3 to Financial Statements). The principal amount of the note was reduced to the then current fair market value of the stock held as security, resulting in a charge to earnings of approximately $300,000.

   Net interest income in 1996 represented earnings from the investment of cash balances in short-term, high-quality, government and corporate debt instruments, partially offset by capital lease interest expense. The Company had no borrowings under its line of credit during 1996. Net interest income in 1995 reflected investment earnings on smaller average cash balances, partially offset by interest costs associated with short-term borrowing on the Company's line of credit during the first six months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents decreased by $1,672,000 during 1997. The decrease was due to cash used by operations ($2,681,000) and the net cash used for the acquisition of equipment ($290,000), partially offset by proceeds from the Asset Sale ($1,300,000).

   Receivables increased by $1,243,000, excluding the effect of the Asset Sale, from December 31, 1996, primarily due to an increase in Energy and Rocky Flats services revenue in the fourth quarter of 1997. The allowance for sales adjustments decreased by $146,000, excluding the effect of the Asset Sale, since December 31, 1996, primarily due to the write-off of uncollectable receivables.

   Accounts payable decreased by $128,000, primarily reflecting the reduction of liabilities resulting from the Asset Sale. Accrued compensation and related expenses decreased by $301,000, excluding the effect of the Asset Sale, during 1997, primarily reflecting the payment of the Company's 1996 contribution to the employee retirement plan and elimination of the Company's contribution accrual for 1997. A litigation judgment cost accrual of $950,000 was established in the current year related to a court decision rendered in February 1998, in the action entitled PLM Financial Services, Inc. v. TERA Corporation, et al., Case No. 743 439-0 (see Note 8 to Financial Statements).

   Shareholders' equity decreased by $1,891,000 in 1997 due to net losses ($1,890,000) and the repurchase of stock ($1,000).

   No cash dividend was declared in 1997.

   The impact of inflation on project revenue and costs of the Company was minimal.

   At December 31, 1997, the Company had available $2,500,000 of a $3,000,000 revolving loan facility with its lender which expires in May 1998. The Company has no outstanding borrowing against the line; however, $500,000 was assigned to support standby letters of credit.

   Management believes that cash expected to be generated by operations, the Company's working capital, and its loan facility are adequate to meet its anticipated liquidity needs through the next twelve months.

YEAR 2000 ISSUE

   Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. The Company has reviewed the potential problem and believes that it will not have a material impact on its business operations nor its financial condition. However, if the Company's major clients have not addressed their own Year 2000 issues adequately, especially regarding their accounts payable systems, payment of the Company's invoices could be delayed and its cash flows materially affected.

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

   History of Losses; Uncertainty of Future Profitability. Revenue decreased each year from 1990 to 1994 ($51.2 million in 1990, $44.1 million in 1991, $36.6 million in 1992, $29.3 million in 1993, $23.6 million in 1994), and remained relatively flat from 1994 through 1996. Revenue in 1997 decreased to $21.1 million, which included $2.9 million of Technologies revenue prior to the Asset Sale. Net earnings (loss) from operations over the same periods declined from $7.9 million in 1990, to $(6.2 million) in 1991, $0.8 million in 1992, $(0.3 million) in 1993, $(1.2 million) in 1994, $0.9 million in 1995,
$(1.2 million) in 1996, and $(1.2 million) in 1997. There can be no assurance of the level of earnings, if any, that the Company will be able to derive in the future.

   Reliance on Major Customers. During fiscal 1997, three customers, Kaiser-Hill, ComEd, and PG&E, accounted for approximately 67% of the Company's total revenues (78% of non-Technologies revenue), and during 1996, these three customers accounted for approximately 74% of the Company's total revenues (81% of non-Technologies revenue). All outstanding customer contracts are cancelable upon notice by either party, and therefore, there can be no assurance that relationships with customers will be maintained at existing levels, or at all. The discontinuation or material reduction of business relations with any of these customers would have a material adverse impact on TENERA's business. See "Business -- Marketing and Clients."

   Litigation. PLM Financial Services, Inc. filed an action in the Superior Court of California for the County of Alameda, seeking damages in excess of $4.6 million in unpaid equipment rent and other payments allegedly owing to PLM under an equipment lease between PLM and TERA Power Corporation, a former subsidiary of TERA Corporation of the Predecessor Corporation. PLM named the Company in the action pursuant to a guaranty of the lease obligations made by the Predecessor Corporation. The trial in this matter was concluded in August 1997, and in February 1998, the trial judge issued a minute order rendering his decision against the defendants in the action. Damages were not specified in the Court's decision and it is unclear from the ruling whether the judgment is against all defendants and, if it is, whether TENERA's share will be less than the total amount of the judgment. Based on the Court's decision, however, the judgment ultimately entered by the Court could aggregate in excess of $1 million. TENERA anticipates that post-trial proceedings will clarify the extent of its liability. If TENERA is ultimately held responsible for all or a significant portion of the judgment entered by the Court, such an outcome would have a material adverse impact on the cash flows of the Company. Moreover, the judgment ultimately entered and the expense of an appeal of the Court's judgment, if such an appeal is undertaken, could have a material adverse impact on the financial position, results of operations, and cash flows of the Company. Further, there can be no assurance that such an appeal, if undertaken, would be successful. See "Management's Discussion and Analysis of Results of Operations and Financial Condition," "Legal Proceedings," and
Note 8 to the Financial Statements.

   Uncertainty Regarding Industry Trends and Customer Demand. As a result of the slowdown in the construction of power plants and the absence of new power plants scheduled for construction, as well as the gradual deregulation of the production and distribution of electricity, the market for engineering services relating to licensing and construction of power plants has contracted, and the market for services related to efficient and profitable operation of existing capacity has expanded. There can be no assurance that TENERA will have the financial and other resources necessary to successfully research, develop, introduce, and market new products and services, that if, or when, such new products or services are introduced, they will be favorably accepted by current or potential customers, or that TENERA will be otherwise able to fully adjust its services and products to meet the changing needs of the industry. See "Business -- Background."

   Uncertainty of Access to Capital. Management currently believes that cash expected to be generated from operations, the Company's working capital, and its available loan facility, are adequate to meet its anticipated near-term needs. If cash from operations is less than currently anticipated, TENERA may need to seek other sources of capital. There can be no guarantee that such sources will be available in sufficient amounts or on terms favorable to TENERA, or at all.

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

   Government Contracts Audits. The Company's United States government contracts are subject in all cases to audit by governmental authorities. In 1994, an audit was concluded, which began in 1991, of certain of its government contracts with the DOE relating to the allowability of certain employee compensation costs. The Company made a special charge to earnings in 1991 for a $2.4 million provision for the potential rate adjustments then disputed by the Company and the government. As a result of resolving the dispute, the Company recognized increases to earnings of $500,000 in 1994 and $250,000 in 1996. Cash payments to clients associated with the settlement, which are estimated to be between $400,000 and $500,000, which were accrued for in the 1991 Special Charge to earnings, are expected to be made as government contracts with individual clients are closed out. There can be no assurance that no additional charges to earnings of the Company may result from future audits of the Company's government contracts.

   Competition. The market for management and consulting services is highly competitive and TENERA competes with several larger firms with significantly greater resources. Significant competitive factors in the market for engineering and management services are price and the ability to offer new products and services designed to meet changing customer demand. A number of TENERA's competitors are able to offer such services at prices that are lower than those offered by TENERA, and to devote far greater resources toward the development of new products and services. This competition has had, and is expected to continue to have, a material adverse impact on TENERA's business.

   Year 2000 Issue. Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. The Company has reviewed the potential problem and believes that it will not have a material impact on its business operations nor its financial condition. However, if the Company's major clients have not addressed their own Year 2000 issues adequately, especially regarding their accounts payable systems, payment of the Company's invoices could be delayed and its cash flow materially affected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TENERA, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
______________________________________________________________________________

                                                 Year Ended December 31,
                                             -------------------------------
                                               1997       1996       1995
______________________________________________________________________________
Revenue .................................... $ 21,121   $ 24,003   $ 25,545
Direct Costs ...............................   13,038     15,527     16,082
General and Administrative Expenses ........    8,131      9,281      8,240
Software Development Costs .................    1,531        562         --
Special Items Income (Expenses), Net .......      355        (50)        --
Litigation Judgment Cost ...................      950         --         --
Other Income (Expenses) ....................       35         35        (20)
                                             ---------  ---------  ---------
    Operating (Loss) Income ................   (2,139)    (1,382)     1,203
Interest Income, Net .......................      110        165          1
                                             ---------  ---------  ---------
  Net (Loss) Earnings Before Income
  Tax Benefit/Expense ......................   (2,029)    (1,217)     1,204

Income Tax (Benefit) Expense ...............     (139)      (137)       306
                                             ---------  ---------  ---------
Net (Loss) Earnings ........................ $ (1,890)  $ (1,080)  $    898
                                             =========  =========  =========
Net (Loss) Earnings per Share -- Basic ..... $  (0.19)  $  (0.11)  $   0.07
                                             =========  =========  =========
Net (Loss) Earnings per Share -- Diluted ... $  (0.19)  $  (0.11)  $   0.07
                                             =========  =========  =========
Weighted Average Number of Shares
Outstanding ................................   10,123     10,248      9,920
                                             =========  =========  =========
______________________________________________________________________________
 See accompanying notes.

                                TENERA, INC.
                         CONSOLIDATED BALANCE SHEETS

(In thousands, except share and unit amounts)
__________________________________________________________________________________________

                                                                     December 31,
                                                              ---------------------------
                                                                 1997             1996
__________________________________________________________________________________________
ASSETS
Current Assets
  Cash and cash equivalents ..............................    $   2,292        $   3,964
  Receivables, less allowances of $1,358 (1996 - $1,626)
    Billed ...............................................        1,643            1,087
    Unbilled .............................................        1,726            2,032
  Other current assets ...................................          235              534
                                                              ----------       ----------
      Total Current Assets ...............................        5,896            7,617
Property and Equipment, Net ..............................          156              323
                                                              ----------       ----------
        Total Assets .....................................    $   6,052        $   7,940
                                                              ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY/PARTNERS' CAPITAL
Current Liabilities
  Accounts payable .......................................    $     638        $   1,026
  Accrued compensation and related expenses ..............        1,477            2,036
  Litigation judgment accrual ............................          950               --
                                                              ----------       ----------
      Total Current Liabilities ..........................        3,065            3,062
Commitments and Contingencies
Shareholders' Equity
  Common Stock, $0.01 par value, 25,000,000 authorized,
  10,417,345 issued and outstanding ......................          104              104
  Paid in capital, in excess of par ......................        5,698            5,698
  Retained (deficit) earnings ............................       (2,509)            (619)
  Treasury stock - 294,192 shares
  (1996 - 292,498 shares) ................................         (306)            (305)
                                                              ----------       ----------
        Total Shareholders' Equity .......................        2,987            4,878
                                                              ----------       ----------
          Total Liabilities and Shareholders' Equity .....    $   6,052        $   7,940
                                                              ==========       ==========
__________________________________________________________________________________________
 See accompanying notes.

                                TENERA, INC.
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (PARTNERS' CAPITAL)

(In thousands, except share and unit amounts)
__________________________________________________________________________________________________________________________________

                                           Shareholders' Equity                         Partners' Capital
                                 -----------------------------------------  ------------------------------------------
                                            Paid In
                                            Capital                                                            Notes
                                              in      Retained                                                 from
                                  Common    Excess    (Deficit)  Treasury    General    Limited   Treasury    Limited
                                   Stock    of Par    Earnings     Stock     Partner   Partners     Units    Partners     Total
__________________________________________________________________________________________________________________________________
December 31, 1994 ............. $     --   $     --   $     --   $     --   $    312   $  5,376   $ (1,141)  $     --   $  4,547

Repurchase of 242,481 Units ...       --         --         --         --         --         --       (182)        --       (182)
Net Earnings Through
June 30, 1995 .................       --         --         --         --          9        428         --         --        437
Merger of Predecessor
Partnership into
TENERA, Inc. ..................       93      4,709         --         --       (321)    (5,804)     1,323         --         --
Common Stock Issued at
$0.89 per Share ...............       11        989         --         --         --         --         --         --      1,000
Repurchase of 87,402 Shares ...       --         --         --        (88)        --         --         --         --        (88)
Net Earnings for July 1, 1995
to December 31, 1995 ..........       --         --        461         --         --         --         --         --        461
                                 --------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
December 31, 1995 .............      104      5,698        461        (88)        --         --         --         --      6,175

Repurchase of 205,096 Shares ..       --         --         --       (217)        --         --         --         --       (217)
Net Loss ......................       --         --     (1,080)        --         --         --         --         --     (1,080)
                                 --------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
December 31, 1996 .............      104      5,698       (619)      (305)        --         --         --         --      4,878

Repurchase of 1,694 Shares ....       --         --         --         (1)        --         --         --         --         (1)
Net Loss ......................       --         --     (1,890)        --         --         --         --         --     (1,890)
                                 --------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
December 31, 1997 ............. $    104   $  5,698   $ (2,509)  $   (306)  $     --   $     --   $     --   $     --   $  2,987
                                =========  =========  =========  =========  =========  =========  =========  =========  =========
__________________________________________________________________________________________________________________________________
 See accompanying notes.

                                TENERA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
_____________________________________________________________________________________________________

                                                                    Year Ended December 31,
                                                              ------------------------------------
                                                                 1997         1996         1995
_____________________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) earnings ....................................... $  (1,890)   $  (1,080)   $     898
  Adjustments to reconcile net (loss) earnings to cash
  provided (used) by operating activities:
    Depreciation ............................................       231          272          298
    (Gain) Loss on sale of equipment ........................       (21)          (8)           1
    Gain on sale of Technologies business ...................      (355)          --           --
    Decrease in allowance for sales adjustments .............      (146)      (1,262)          (9)
    Deferred income taxes ...................................        --          (90)          90
    Changes in assets and liabilities:
      Receivables ...........................................    (1,243)       5,758       (2,137)
      Other current assets ..................................       222          107           40
      Other assets ..........................................        --           17           30
      Accounts payable ......................................      (128)        (144)        (495)
      Accrued compensation and related expenses .............      (301)        (382)         764
      Litigation judgment accrual ...........................       950           --           --
      Income taxes payable ..................................        --         (216)         216
      Non-Current liabilities ...............................        --          (18)          18
                                                              ----------   ----------   ----------
        Net Cash (Used) Provided by Operating Activities ....    (2,681)       2,954         (286)
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment .....................      (311)        (258)        (164)
  Proceeds from sale of equipment ...........................        21           11            1
  Proceeds from sale of Technologies business ...............     1,300           --           --
                                                              ----------   ----------   ----------
        Net Cash Provided (Used) in Investing Activities ....     1,010         (247)        (163)
CASH FLOWS FROM FINANCING ACTIVITIES
  (Repayment) Borrowings under bank loan agreement ..........        --           --         (750)
  Repurchase of equity ......................................        (1)        (217)        (270)
  Issuance of Common Stock ..................................        --           --        1,000
                                                              ----------   ----------   ----------
        Net Cash Used by Financing Activities ...............        (1)        (217)         (20)
                                                              ----------   ----------   ----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ........    (1,672)       2,490         (469)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..............     3,964        1,474        1,943
                                                              ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR .................... $   2,292    $   3,964    $   1,474
                                                              ==========   ==========   ==========
_____________________________________________________________________________________________________
 See accompanying notes.

                                TENERA, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1997

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

   TENERA Technologies, LLC ("Technologies"), a Delaware limited liability company, was formed by the Company in May 1997 to consolidate its mass transportation business into a separate legal entity. Before the Asset Sale described below, Technologies provided computerized maintenance management software and consulting to the mass transit industry. On November 14, 1997, the Company consummated the sale of all of the assets ("Asset Sale") related to Technologies' mass transportation business, to Spear Technologies, Inc., a California corporation newly formed by former members of the Company's management, including the Company's former Chairman of the Board and Chief Executive Officer, Michael D. Thomas. The Company received $1,300,000 in cash, a promissory note in the amount of $300,000, and a warrant to acquire 4% of the buyer's then outstanding shares of common stock exercisable upon an initial public offering or a change of control (as defined in the warrant). The buyer also assumed all liabilities associated with the Technologies business (see also Note 9).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and the subsidiaries. All intercompany accounts and transactions have been eliminated.

   Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

   Cash and Cash Equivalents. Cash and cash equivalents consist of demand deposits, money market accounts, and commercial paper issued by companies with strong credit ratings. The Company includes in cash and cash equivalents, all short-term, highly liquid investments which mature within three months of acquisition.

   Property and Equipment. Property and equipment are stated at cost ($2,236,000 and $2,723,000 at December 31, 1997 and 1996, respectively), net of accumulated depreciation ($2,080,000 and $2,400,000 at December 31, 1997 and 1996, respectively). Depreciation is calculated using the straight line method over the estimated useful lives, which range from three to five years.

   Revenue. Revenue from time-and-material and cost plus fixed-fee contracts is recognized when costs are incurred; from fixed-price contracts, on the basis of percentage of work completed (measured by costs incurred relative to total estimated project costs); from software license fees at time of customer acceptance; and from software maintenance agreements, equally over the period of the maintenance support agreement (usually 12 months). The Company primarily offers its services and software products (until the Asset Sale) to the electric power industry, the DOE, and the municipal transit industry in North America.

   The Company performs credit evaluations of these customers and normally does not require collateral. Reserves are maintained for potential sales adjustments and credit losses; such losses to date have been within management's expectations. Actual revenue and cost of contacts in progress may differ from management estimates and such differences could be material to the financial statements.

   During 1997, three clients accounted for 43%, 14%, and 10% of the Company's total revenue. During 1996, two clients accounted for 56% and 11% of the total revenue, and in 1995, a single client accounted for 31% of total revenue.

   Income Taxes. As a result of the Conversion, the Company is no longer subject to partnership tax treatment whereby the Company pays no entity-level tax on Company income. The Company became a C Corporation subject to federal and state statutory income tax rates for income earned after the close of business on June 30, 1995. Due to net losses in 1997 and 1996, an income tax benefit has been recorded for each of the years ended December 31, 1997 and 1996. During 1995, a provision for income taxes was made for the six months ended December 31, 1995; however, no provision for income taxes was made by the Company for the six months ended June 30, 1995.

   Accounting for Stock-Based Compensation. Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") became effective for the Company's 1996 year. The Company continues to account for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25") and has provided the pro forma disclosures required by FAS 123 in Note 4.

   Per Share and Pro Forma Per Share Information. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share and includes the effect of dilutive stock options. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the FAS 128 requirements. In accordance with financial reporting guidelines, pro forma earnings per share information for 1995 was based on the assumption that the Company was taxed for federal and state income tax purposes as a C Corporation at a 40% effective tax rate. A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations required by FAS 128 are presented in
Note 5.

NOTE 3. RELATED PARTY TRANSACTIONS

   Teknekron. The principal shareholder of Teknekron Corporation ("Teknekron") beneficially owned approximately 37%, 37%, and 36% of the Company's outstanding shares of Common Stock/Predecessor Partnership Units at December 31, 1997, 1996, and 1995, respectively. Teknekron provided management and related services to the Predecessor Partnership under an advisory services agreement, which expired on June 30, 1995. Charges to earnings for the services amounted to none in 1997 and 1996, and $125,000 in 1995.

   Individual Plant Evaluation Partnership ("IPEP"). The Company was an equal participant in a partnership, IPEP, with Westinghouse Electric Corporation and Fauske & Associates, Inc., which provided executive consulting services to commercial utility companies. IPEP ceased activities in 1995 and dissolved in April 1996. Revenue recognized for services provided through IPEP amounted to none in 1997 and 1996, and $390,000 in 1995, representing less than 1% of total revenue in 1995.

   The participants paid a royalty to IPEP, equal to 2% to 4% of billed fees on certain projects, for administrative services. Royalties paid to IPEP amounted to none in 1997 and 1996, and $1,000 in 1995.

   The Company's interest in IPEP was accounted for under the equity method. Each of the participants shared equally in the earnings and losses of IPEP. No income or losses were reported in 1997. In 1996, the Company recorded income of $17,000 related to the final liquidation of IPEP. For 1995, the Company recognized $30,000 as its share of IPEP's 1995 estimated losses.

   Notes Receivable. The Company had no outstanding notes receivables from executive officers at December 31, 1997 and 1996. In 1996, certain terms of a note made by an executive officer, related to the purchase of stock by such officer in 1988, were renegotiated to provide for a purchase price adjustment on the stock securing the note balance, and the remaining balance of the note was reduced to the then fair market value of the stock held as security, resulting in a charge to operations of $300,419 in 1996.

   TERA Corporation Liquidating Trust ("Trust"). The Trust was established by TERA Corporation ("Predecessor Corporation") in 1986, to facilitate the orderly sale or other disposition of the remaining assets and satisfaction of all remaining debts and liabilities. The Company did not recognize any income or expense from the Trust in 1997, 1996, and 1995. At December 31, 1997, the Trust's net assets were approximately $50,000 and are expected to be completely exhausted to satisfy the PLM litigation judgment (see Note 8).

   Toltec Development Corporation ("Toltec"). The Company entered into a lease for approximately 10,000 square feet of office space during 1993 for its Berkeley facilities with Toltec, an affiliate of Teknekron. The lease expired in 1995. Expenses related to lease payments to Toltec totaling $141,000 were recorded in 1995.

NOTE 4. EMPLOYEE BENEFIT PLANS

   Incentive Bonus Plans. The Company has incentive plans based on financial performance. Bonus awards of cash and shares are discretionary and are determined annually by the Board of Directors. In 1997, there was $135,000 charged to operations for incentive bonuses (none in 1996 and $150,000 in 1995). Additionally, $90,000 of the 1995 bonus accrual was not paid and was reversed in 1996.

   Profit Sharing Plan ("PSP"). Effective January 1, 1997, the Company initiated a quarterly profit sharing plan whereby the funding for the plan is based on profitability as measured by pretax earnings of the subsidiaries. PSP charges of $384,000 were recorded in 1997 related to the profitability of the Rocky Flats and Energy subsidiaries.

   401(k) Savings Plan. The 401(k) Savings Plan is administered through a trust that covers substantially all employees. Employees can contribute amounts to the plan, not exceeding 15% of salary. In 1995, the Company matched these amounts with a 50% contribution on a matching contribution base, not exceeding 6% of salary. Effective January 1, 1996, the Company's matching contribution increased to 100% of a matching contribution base, not exceeding 6% of the employee's salary. As of January 1, 1997, the Company amended the plan to discontinue the matching contribution. Effective January 1, 1998, the Company reinstated the matching contribution equal to 50% of the first 4% of salary deferred. The Company, at its discretion, may also contribute funds to the plan for the benefit of employees. During 1997, 1996, and 1995, no discretionary amounts were contributed to the plan by the Company.

   Money Purchase Plan ("MPP"). On December 31, 1995, the MPP was merged with and into the 401(k) Savings Plan, eliminating the MPP contribution. Previously, the MPP was administered through a trust that covered substantially all employees. In 1995, the Company's contribution amount was 3% of eligible employees annual salaries.

   In 1997, there were no charges to earnings for the 401(k) Savings Plan.

   During 1996, charges to earnings for the 401(k) Savings Plan amounted to $397,000 ($720,000 in 1995 for the 401(k) and MPP Plans combined).

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

   In connection with the Merger, the Company amended its Stock Option Plan to reflect the fact that options will relate to shares of common stock, instead of limited partnership units of the Predecessor Partnership. All outstanding options for units were automatically converted to options to purchase an equal number of shares of common stock at the original exercise price and on the same terms and conditions as the original unit options. Under the provisions of the Company's Stock Option Plan, 1,500,000 shares are reserved for issuance upon the exercise of options granted to key employees and consultants. During 1997, options were granted for 370,000 and 50,000 shares at an exercise price of $0.70 and $0.65, respectively, the then fair market values, expiring on March 12, 2003 and May 1, 2003, respectively. In 1996, options were granted for 391,500 shares at an exercise price of $1.00, the then fair market value, expiring on February 1, 2002. In 1995, options were granted for 130,000 shares at an exercise price of $1.1875, the then fair market value, expiring on July 1, 2001. During 1997, options for 122,500 shares were canceled due to employee terminations (278,500 and 28,000 in 1996 and 1995, respectively). No options were exercised in 1997, 1996, and 1995. As of December 31, 1997, options for 1,378,500 shares were outstanding and options for 695,250 shares were exercisable. Of the options outstanding on December 31, 1997, 440,000 were forfeited in early 1998 due to employee terminations in 1997.

   Under the provisions of the 1993 Outside Directors Compensation and Stock Option Plan, which was approved by the Board of Directors, effective March 1, 1994, 150,000 shares are reserved for issuance upon the exercise of options granted to non-employee directors. During 1997, options were granted for 32,000 shares at an exercise price of $0.6875, the then fair market value, expiring on March 1, 2007. In 1996, options were granted for 50,000 shares at an exercise price of $1.00, the then fair market value, expiring on March 1, 2006. In 1995, options were granted for 60,000 shares at an exercise price of $0.6875, the then fair market value, expiring on March 1, 2005. During 1997, options for 12,500 shares were canceled due to a director resignation (none in 1996 and 1995). No options were exercised in 1997, 1996, and 1995. As of December 31, 1997, 149,500 options were outstanding and 117,500 options were exercisable.

   Pro forma information regarding net income (loss) and earnings (loss) per share is required by FAS 123 for fiscal years beginning after December 31, 1994, and has been determined as if the Company had accounted for its stock options under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996, and 1997: risk-free interest rates of 7.0% and 6.0%, respectively, for the March and July 1995 grants, and 5.2% and 5.7%, respectively, for the February and March 1996 grants; and 6.0% and 5.85%, respectively, for the March and May 1997 grants; dividend yield of 0% for all years; volatility factors of the expected market price of the Company's common stock of 0.54, 0.53, and 0.51, respectively; and a weighted-average expected life of the option of five years for all grants.

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

(In thousands, except for per share amounts)
_______________________________________________________________________________________________________________

                                                                            Year Ended December 31,
                                                                  --------------------------------------------
                                                                     1997             1996             1995
_______________________________________________________________________________________________________________
Net (Loss) Earnings -- As Reported ...........................    $  (1,890)       $  (1,080)       $     898
Pro Forma Net (Loss) Earnings -- FAS 123 .....................       (1,940)          (1,133)             881

Net (Loss) Earnings per Share -- As Reported Basic ...........    $   (0.19)       $   (0.11)       $    0.07
                                                                  ==========       ==========       ==========
Net (Loss) Earnings per Share -- As Reported Diluted .........    $   (0.19)       $   (0.11)       $    0.07
                                                                  ==========       ==========       ==========
Pro Forma Net (Loss) Earnings per Share -- FAS 123 Basic .....    $   (0.19)       $   (0.11)       $    0.07
                                                                  ==========       ==========       ==========
Pro Forma Net (Loss) Earnings per Share -- FAS 123 Diluted ...    $   (0.19)       $   (0.11)       $    0.07
                                                                  ==========       ==========       ==========
_______________________________________________________________________________________________________________


   A summary of the Company's stock option activity, and related information follows:

(In thousands, except for dollar amounts)
________________________________________________________________________________________________________

                                                     Year Ended December 31,
                            --------------------------------------------------------------------------
                                     1997                      1996                      1995
                            ----------------------    ----------------------    ----------------------
                                        Weighted-                 Weighted-                 Weighted-
                                         Average                   Average                   Average
                                         Exercise                  Exercise                  Exercise
                             Options      Price        Options      Price        Options      Price
________________________________________________________________________________________________________
Outstanding -
Beginning of Year ........      1,211    $   1.09         1,048    $   1.20           886    $   1.24
Granted ..................        452        0.69           441        1.00           190        1.03
Exercised ................         --          --            --          --            --          --
Forfeited ................       (135)       1.18          (278)       1.36           (28)       1.19
                            ----------  ----------    ----------  ----------    ----------  ----------
Outstanding -
End of Year ..............      1,528    $   0.98         1,211    $   1.09         1,048    $   1.20
                            ==========  ==========    ==========  ==========    ==========  ==========
Exercisable at
End of Year ..............        813    $   1.09           625    $   1.16           638    $   1.34
Weighted-Average
Fair Value of Options
Granted During the Year ..         $   0.36                  $   0.52                  $   0.54
________________________________________________________________________________________________________


   Exercise prices for options outstanding as of December 31, 1997, ranged from $0.65 to $1.75. The weighted-average remaining contractual life of those options is 5.4 years.

NOTE 5. EARNINGS (LOSS) PER SHARE

   The following table sets forth the computation of basic and diluted (loss) earnings per share:

(In thousands, except for per share amounts)
______________________________________________________________________________________________________________

                                                                           Year Ended December 31,
                                                                 --------------------------------------------
                                                                    1997             1996             1995
______________________________________________________________________________________________________________
Numerator:
  Net (loss) earnings .......................................    $  (1,890)       $  (1,080)       $     898
Denominator:
  Denominator for basic earinings per share --
  weighted-average shares ...................................       10,123           10,248            9,920
  Effect of dilutive securities:
    Employee stock options ..................................           --               --               94
  Denominator for diluted earnings per share -- adjusted
  weighted-average shares and assumed conversions ...........       10,123           10,248           10,014
                                                                 ==========       ==========       ==========
Basic (loss) earnings per share (Pro forma for 1995) ........    $   (0.19)       $   (0.11)       $    0.07
                                                                 ==========       ==========       ==========
Diluted (loss) earnings per share (Pro forma for 1995) ......    $   (0.19)       $   (0.11)       $    0.07
                                                                 ==========       ==========       ==========
______________________________________________________________________________________________________________


   Due to the loss from operations, earnings (loss) per share for 1997 and 1996 are based on the weighted average number of common shares only, as the effect of including equivalent shares from stock options would be anti-dilutive.

NOTE 6. INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996, are as follows, using the liability method:

__________________________________________________________________________________________

                                                                     December 31,
                                                              ---------------------------
                                                                 1997             1996
__________________________________________________________________________________________
Current Deferred Tax Assets
  Contract reserves not currently deductible .............    $     490        $     551
  Accrued expenses not currently deductible ..............          618              231
  Net operating loss carryforward ........................          382              367
  Other ..................................................           --              165
                                                              ----------       ----------
    Total Current Gross Deferred Tax Assets ..............        1,490            1,314
  Less:  Valuation Allowance .............................       (1,200)            (401)

Current Deferred Tax Liabilities
  Revenue differences related to timing ..................          290              913
                                                              ----------       ----------
    Net Current Deferred Tax Liabilities .................    $      --        $      --
                                                              ==========       ==========
__________________________________________________________________________________________

   The current and deferred tax provisions for the years ended December 31, 1997 and 1996, are as follows:

____________________________________________________________________________

                                                  Year Ended December 31,
                                                ---------------------------
                                                   1997             1996
____________________________________________________________________________
Current:
  Federal ..................................    $    (137)       $     (47)
  State ....................................           (2)              --
                                                ----------       ----------
                                                     (139)             (47)
                                                ----------       ----------

Deferred:
  Federal ..................................           --              (77)
  State ....................................           --              (13)
                                                ----------       ----------
                                                       --              (90)
                                                ----------       ----------
  Tax Benefit ..............................    $    (139)       $    (137)
                                                ==========       ==========
____________________________________________________________________________

   The valuation allowance increased by $799,000, during the year ended December 31, 1997, for those deferred tax assets which may not be realized.

   The provision (benefit) for income taxes differed from the amount computed by applying the statutory federal income tax rate for the years ended December 31, 1997 and 1996, as follows:

_____________________________________________________________________________

                                                   Year Ended December 31,
                                                 ---------------------------
                                                    1997             1996
_____________________________________________________________________________
Federal Statutory Rate ......................       (34)%            (35)%
State Taxes, Net of Federal Benefit .........        (3)%             (1)%
Permanent Differences .......................        (2)%             (8)%
Valuation Allowance .........................        39 %             33 %
Net Operating Loss Carryback ................        (7)%             -- %
                                                 ----------       ----------
Income Tax (Benefit) Provision ..............        (7)%            (11)%
                                                 ==========       ==========
_____________________________________________________________________________

   The Company received net income tax refunds of $138,000 in 1997 and paid income taxes of $410,000 in 1996.

   At December 31, 1997, the Company had net operating loss carryforwards of approximately $1,002,000 for federal and $706,000 for state income tax purposes. The federal net operating loss carryforwards expire in the years ended 2011 and 2012. The state net operating loss expires in the years ended 2001 and 2002. Utilization of the Company's net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code. The annual limitation may result in the expiration of net operating losses before utilization.

NOTE 7. COMMITMENTS AND CONTINGENCIES

   Leases. The Company occupies facilities under noncancelable operating leases expiring at various dates through 2000. The leases call for proportionate increases due to property taxes and certain other expenses. Rent expense amounted to $524,000 for the year ended December 31, 1997 ($702,000 in 1996 and $734,000 in 1995).

   Minimum rental commitments under operating leases, principally for real property, are as follows (in thousands):

(Year Ending December 31)
___________________________________________________________________________
1998 ....................................................... $       576
1999 .......................................................         487
2000 .......................................................         366
2001 .......................................................          --
2002 and Thereafter ........................................          --
                                                             ------------
Total Minimum Payments Required ............................ $     1,429
                                                             ============
___________________________________________________________________________


   Revolving Loan Agreement. A loan agreement with a bank provides for a revolving line of credit of $3,000,000, through May 1998. At December 31, 1996, $2,500,000 was available under the credit line, and in addition, $500,000 was assigned to support standby letters of credit. Amounts advanced under the line of credit are secured by the Company's eligible accounts receivable. Under the agreement, the Company is obligated to comply with certain covenants related to equity, quick ratio, debt/equity ratio, and profits. At December 31, 1997, the Company obtained a waiver from the lender with respect to certain financial covenants in the loan agreement concerning tangible net worth and profitability. Certain financial covenants of the loan agreement were subsequently modified in February 1998. The interest rate under the agreement is the bank's prime rate (8.50% at December 31, 1997). During 1997 and 1996, the Company paid no interest expense ($39,000 in 1995).

   Contingent Liabilities. In December 1986, the Predecessor Partnership received a substantial portion of its Predecessor Corporation's net assets and operations in connection with a restructuring plan approved by the shareholders. The balance of the Predecessor Corporation's assets and liabilities were transferred to the Trust for the benefit of the shareholders, to facilitate the orderly sale or other disposition of the remaining assets, and satisfaction of all remaining debts and liabilities. The Company has assumed such contingent liabilities of the Trust to the extent they exceed the assets of the Trust. At December 31, 1997, the Trust's net assets were approximately $50,000 and are expected to be completely exhausted to satisfy the PLM litigation judgment (see Note 8). The Company's contingent liability exposure related to this matter is estimated to be $950,000.

NOTE 8. LITIGATION JUDGMENT

   On November 4, 1994, PLM Financial Services, Inc. ("PLM") filed an action entitled PLM Financial Services, Inc. v. TERA Corporation, et al., Case No. 743 439-0, against the Predecessor Partnership, among others, in the Superior Court of California for the County of Alameda, seeking damages in excess of $4.6 million in unpaid equipment rent and other unspecified damages allegedly owing to PLM under an equipment lease dated September 29, 1984 between PLM and TERA Power Corporation ("TERA Power"), a former subsidiary of TERA Corporation (the "Predecessor Corporation"). PLM named the Predecessor Partnership in the action pursuant to a Guaranty dated September 24, 1984 of the lease obligations of TERA Power made by the Predecessor Corporation. Upon the liquidation of the Predecessor Corporation in late 1986, the stock of TERA Power was transferred to the Trust and was thereafter sold to Delta Energy Projects Phases II, IV, and VI pursuant to a stock purchase agreement dated May 31, 1991. TERA Power asserted various defenses to the claims asserted by PLM in the action and the trial in this matter was concluded in August 1997. In February 1998, the trial judge issued a minute order rendering his decision against the defendants in the action. Damages were not specified in the Court's decision and it is unclear from the ruling whether the judgment is against all defendants and, if it is, whether TENERA's share will be less than the total amount of the judgment. Based on the Court's decision, however, the judgment ultimately entered by the Court could aggregate in excess of $1 million. TENERA anticipates that post-trial proceedings will clarify the extent of its liability. If TENERA is ultimately held responsible for all or a significant portion of the judgment entered by the Court, such an outcome would have a material adverse impact on the cash flows of the Company. Moreover, the judgment ultimately entered and the expense of an appeal of the Court's judgment, if such an appeal is undertaken, could have a material adverse impact on the financial position, results of operations, and cash flows of the Company. Further, there can be no assurance that such an appeal, if undertaken, would be successful.

   As of December 31, 1997, the Company's litigation judgment accrual related to this matter amounted to $950,000.

NOTE 9. SPECIAL ITEMS

   On November 14, 1997, the Company consummated the sale of all of the assets ("Asset Sale") related to Technologies' mass transportation business to Spear Technologies, Inc., a California corporation newly formed by former members of the Company's management, including the Company's former Chairman of the Board and Chief Executive Officer, Michael D. Thomas. The Company received $1,300,000 in cash, a promissory note in the amount of $300,000, and a warrant to acquire 4% of the buyer's then outstanding shares of common stock exercisable upon an initial public offering or a change of control (as defined in the warrant). The buyer also assumed all liabilities associated with the Technologies business. The special item of $355,000, reflects the gain on sale from the Asset Sale, exclusive of the effect of the note and warrant. Full repayment of the note is contingent upon a minimum amount of equity funding of the buyer, which had not occurred at year end. Therefore, the Company has provided an allowance against the uncollectability of the note. The note was repaid in full in February 1998, and the additional gain will be reported in the first quarter of 1998. The warrant is deemed to have no value as of December 31, 1997. The revenues of the Technologies subsidiary were $2.9 million for the ten-month period ended October 31, 1997.

   There were two special items in 1996. One item amounted to $250,000 and reflects the estimated settlement of specific disputed costs on certain U.S. Government contracts with the DOE. This positive earnings adjustment resulted from a partial reduction of the reserve for sales adjustment established in 1991. The reserve related to a dispute between the Company and the DOE with respect to the allowability and amount of potential rate adjustments on U.S. Government contracts for certain employee compensation costs.

   The other special item in 1996, related to the repricing of debt owed by one of the Company's former executive officers. In December 1996, certain terms of the note related to the purchase of stock by a now former executive officer in 1988, were renegotiated to provide for a purchase price adjustment on the stock securing the note balance and a corresponding reduction in the note balance. The remaining balance of the note was paid off, by the transfer to the Company of the stock purchased by the executive officer in 1988, at the fair market value of the stock. As a result, a charge of approximately $300,000 was made in 1996 to adjust the price of the stock to the then current fair market value.

NOTE 10. SELECTED QUARTERLY COMBINED FINANCIAL DATA (UNAUDITED)

   A summary of the Company's quarterly financial results follows. The 1996 and first three quarters of 1997 earnings (loss) per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (see also Notes 2 and 5).

(In thousands, except per share or unit amounts)
___________________________________________________________________________________________________________________________

                                                    Quarter Ended                             Quarter Ended
                                        --------------------------------------    --------------------------------------
                                        12/31/97  9/30/97   6/30/97   3/31/97     12/31/96  9/30/96   6/30/96   3/31/96
___________________________________________________________________________________________________________________________

Revenue ............................... $ 5,789   $ 5,240   $ 4,692   $ 5,400     $ 5,125   $ 5,586   $ 6,036   $ 7,256
Direct Costs ..........................   3,646     3,228     2,946     3,218       3,297     3,651     3,678     4,901
General and Administrative Expenses ...   1,551     2,209     2,391     1,980       2,076     2,595     2,502     2,108
Software Development Costs ............     216       662       416       237         165       139       161        97
Special Items Income (Expenses), Net ..     355        --        --        --        (300)       --       250        --
Litigation Judgment Cost ..............     950        --        --        --          --        --        --        --
Other Income ..........................      --        14        20         1          14        --        17         4
                                        --------  --------  --------  --------    --------  --------  --------  --------
Operating (Loss) Income ...............    (219)     (845)   (1,041)      (34)       (699)     (799)      (38)      154
Interest Income .......................      14        23        34        39          47        43        43        32
                                        --------  --------  --------  --------    --------  --------  --------  --------
Net (Loss) Earnings Before Income
Tax Benefit/Expense ...................    (205)     (822)   (1,007)        5        (652)     (756)        5       186
Income Tax (Benefit) Expense ..........      --        --      (141)        2        (137)      (76)        2        74
                                        --------  --------  --------  --------    --------  --------  --------  --------
Net (Loss) Earnings ................... $  (205)  $  (822)  $  (866)  $     3     $  (515)  $  (680)  $     3   $   112
                                        ========  ========  ========  ========    ========  ========  ========  ========
Net (Loss) Earnings Per Share --
Basic ................................. $ (0.02)  $ (0.08)  $ (0.09)  $  0.00     $ (0.05)  $ (0.07)  $  0.00   $  0.01
                                        ========  ========  ========  ========    ========  ========  ========  ========
Net (Loss) Earnings Per Share --
Diluted ............................... $ (0.02)  $ (0.08)  $ (0.09)  $  0.00     $ (0.05)  $ (0.07)  $  0.00   $  0.01
                                        ========  ========  ========  ========    ========  ========  ========  ========
___________________________________________________________________________________________________________________________


                       REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
TENERA, Inc.

   We have audited the accompanying consolidated balance sheets of TENERA, Inc. at December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (partners' capital), and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TENERA, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

                                                            ERNST & YOUNG LLP

San Francisco, California
January 26, 1998
Except for Note 8, as to
which the date is February 10, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following tables set forth certain information with respect to the directors and executive officers of the Company.

   The directors and executive officers of the Company are as follows:

      William A. Hasler, 56, has served as a Director of the Company since his election in March 1992. Mr. Hasler is dean of the Walter A. Haas School of Business at the University of California, Berkeley. Prior to his appointment as dean in 1991, Mr. Hasler was Vice Chairman of Management Consulting for KPMG Peat Marwick from 1986 to 1991. Mr. Hasler is also a director of The Gap, Inc., Asia Pacific Wire and Cable Corporation, Ltd., Aphton Corporation, Walker Systems, and TCSI Corporation.

      Jeffrey R. Hazarian, 42, has served as a Director of the Company since his election in October 1996, and was named its Executive Vice President in November 1997. He has also served as its Chief Financial Officer and Corporate Secretary since 1992. Previously, Mr. Hazarian held the position of Vice President of Finance from 1992 to 1997.

      Thomas S. Loo, Esq., 54, was elected as a Director of the Company in February 1997. He previously served as a Director of the Predecessor Partnership from August 1987 to September 1993. Mr. Loo has been a partner, since 1986, of Bryan Cave LLP, general counsel to the Company. Mr. Loo has also served as a director of Teknekron Corporation since March 1989.

      Robert C. McKay, 46, has served as a Director of the Company since his election in June 1997, and was appointed its Chief Executive Officer and President in November 1997. Previously, Mr. McKay was Chief Operating Officer of the Company since April 1997. He was elected Senior Vice President of the Company in December 1992.

      George L. Turin, Sc.D., 68, has served as a Director of the Company since his election in March 1995. Previously, Mr. Turin served as a Professor of Electrical Engineering and Computer Science at the University of California at Berkeley from 1960 to 1990. Mr. Turin also served as Vice President, Technology for Teknekron Corporation from 1988 to 1994.

   Officers of the Company hold office at the pleasure of the Board of Directors. There are no familial relationships between or among any of the executive officers or directors of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

   The following tables set forth certain information covering compensation paid by TENERA to the Chief Executive Officer ("CEO") and each of the Company's other executive officers, other than the CEO, whose total annual salary and bonus exceeded $100,000 (the "named executives") for services to TENERA in all their capacities during the fiscal years ended December 31, 1997, 1996, and 1995.

                         SUMMARY COMPENSATION TABLE

____________________________________________________________________________________________________________

                                                                      Long-Term Compensation
                                                                      ----------------------
                                             Annual Compensation        Awards     Payouts
                                            ----------------------    ----------  ----------
                                                                      Securities                All Other
                                                                      Underlying     LTIP       Compensa-
 Name and Principal Position     Year         Salary      Bonus       Options(1)  Payouts(2)     tion(3)
____________________________________________________________________________________________________________
Robert C. McKay, Jr. ........    1997       $ 179,375       2,179        90,000   $      --     $    --
Chief Executive Officer          1996         145,390          --        28,000          --       8,777
                                 1995         169,030          --        20,000          --       9,000

Michael D. Thomas(4) ........    1997         204,417          --            --          --          --
Chief Executive Officer          1996         220,915          --        55,000          --       9,000
                                 1995         214,000          --        25,000          --       8,602

Joe C. Turnage(4) ...........    1997         171,650       5,007        25,000          --          --
Senior Vice President            1996         169,295          --        45,000          --     105,351(5)
                                 1995         170,000          --        20,000      55,750       8,703

Jeffrey R. Hazarian .........    1997         145,875      25,000            --          --          --
Executive Vice President and     1996         142,500          --        27,000          --       8,586
Chief Financial Officer          1995         142,192          --        13,000          --       8,058

Kenneth S. Voss(4) ..........    1997         123,750      60,000(6)     50,000          --          --
Vice President                   1996          70,096          --            --          --       3,375
                                 1995              --          --            --          --          --
____________________________________________________________________________________________________________
 (1)  Reflects the number of options granted under the 1992 Stock Option Plan. The options expire at the earlier of the end of the option period or three months after employment termination.
 (2)  These amounts reflect forgiveness of certain indebtedness pursuant to notes executed by the individual in payment for partnership units acquired pursuant to the Entrepreneurial Equity Incentive
      Plan ("EEIP"). The EEIP was discontinued in March 1992.
 (3)  Except as indicated in Note 5, these amounts represent the amounts accrued for the Company's Profit
      Sharing/401(k) Plan for 1996 and 1995, respectively, and allocated to the named executive officers.
 (4)  Mssrs. Thomas, Voss, and Turnage resigned from the Company in November 1997.
 (5)  This amount includes forgiveness of interest from the repricing of indebtedness to the Company incurred in connection with the purchase of company stock ($96,351) (see Notes 3 and 9 to Financial
      Statements).
 (6)  Amount reflects sales commissions paid in 1997.


   The following table sets forth certain information concerning options granted during 1997 to the named executives:

                           OPTIONS GRANTS IN 1997

_______________________________________________________________________________________________
                                                                         Potential Realizable
                                                                           Value at Assumed
                                                                           Annual Rates of
                                                                             Stock Price
                                                                           Appreciation for
                                      Individual Grants                      Option Term
                        ---------------------------------------------    --------------------
                                    % of Total
                        Number of    Options
                        Securities  Granted to  Exercise
                        Underlying  Employees    or Base
                         Options    in Fiscal     Price    Expiration
         Name            Granted       Year     ($/Share)     Date          5%         10%
_______________________________________________________________________________________________
Robert C. McKay, Jr. ..    40,000       9.52    $ 0.70      3/12/2003    $  9,523   $ 21,604
                           50,000      11.90      0.65      5/1/2003       11,053     25,076
Michael D. Thomas .....        --      --        --            --              --         --
Joe C. Turnage ........    25,000       5.95      0.70      2/14/1998(1)      802      1,604
Jeffrey R. Hazarian ...        --      --        --            --              --         --
Kenneth S. Voss .......    50,000      11.90      0.70      2/14/1998(1)    1,604      3,208
_______________________________________________________________________________________________
 (1)  Options generally vest over a four-year period and expire at the earlier of the end of the option period or three months after employment termination.

OTHER COMPENSATION ARRANGEMENTS

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

   Joe C. Turnage, Senior Vice President, executed an employment agreement upon joining the Company in 1988. The employment agreement provided for purchases of limited partnership units of the Predecessor Partnership by Mr. Turnage at the fair market value upon the date of issuance, dependent upon meeting various objectives set forth in the agreement. Pursuant to the Agreement and the EEIP, Mr. Turnage purchased an aggregate of 289,371 limited partnership units, the purchase price of which was payable by notes, which notes were to be forgiven over specified periods, provided Mr. Turnage remained in the employ of the Company. In late 1991, the terms of the EEIP awards made to Mr. Turnage and others with similar arrangements, were modified and the period over which the remaining balance of the notes was extended and the conditions for future forgiveness modified. In 1996, these notes were repriced to the then current fair market value of the stock held as security, resulting in a special item charge (see Notes 3 and 9 to the Financial Statements). The amount of indebtedness forgiven is included in the Summary Compensation Table under the captions "LTIP Payouts." Mr. Turnage resigned from the Company in November 1997.

DIRECTORS COMPENSATION

   Except as described below, the directors of the Company are paid no compensation by the Company for their services as directors. Thomas S. Loo, William A. Hasler, and George L. Turin as non-employee directors, are paid a retainer of $1,000 per month. These non-employee directors are also paid a fee of $1,000 for each meeting of the Board and any Board Committee which they attend. The 1993 Outside Directors Compensation and Stock Option Plan was approved by the Board effective March 1, 1994, which provides for the annual issuance of options for non-employee directors. During 1997, 8,000 stock options were issued to each of Messrs. Loo, Hasler, Turin, and Williams (resigned in December 1997). During 1996 and 1995, 12,500 and 15,000 stock options, respectively, were issued to each of Ms. Cheng (resigned in February
1997) and Messrs. Hasler, Turin, and Williams. The options expire ten (10) years after, vest one (1) year after the date of grant, and have an exercise price equal to the fair market value of the shares of Common Stock on the date of grant. Upon exercise of the options, a director may not sell or otherwise transfer more than 50% of the shares until six (6) months after the date on which the director ceases to be a director of the Company. Due to their resignations, Mr. Williams' 1997 options and Ms. Cheng's 1996 options did not vest and were forfeited.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   During 1997, the Compensation Committee was composed of Thomas S. Loo, William A. Hasler, and Barry L. Williams. Thomas S. Loo, a director of the Company since February 7, 1997, is a partner in the law firm of Bryan Cave LLP, general counsel to the Company and Teknekron Corporation, and is a director of Teknekron Corporation. Mr. Wagner, the Company's largest stockholder, is the sole stockholder and a director of Teknekron Corporation.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

   The following table sets forth certain information as of March 16, 1998, with respect to beneficial ownership of the shares of Common Stock of the Company by each person who is known by the Company to own beneficially more than 5% of the shares of Common Stock:

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

   (b)  SECURITY OWNERSHIP OF MANAGEMENT

   The following table sets forth information as of March 16, 1998, with respect to current beneficial ownership of shares of Common Stock by (i) each of the directors of the Company, (ii) each of the named executive officers (see Item 11. "Executive Compensation"), and (iii) all current directors and executive officers as a group.

_____________________________________________________________________________

                                                    Shares
                                                 Beneficially   Percentage
                      Name                         Owned(1)    Ownership(2)
_____________________________________________________________________________
William A. Hasler ..............................   65,500(3)        *
Jeffrey R. Hazarian ............................   85,936(4)        *
Thomas S. Loo ..................................    8,000(3)        *
Robert C. McKay, Jr. ...........................  138,289(4)        1.4%
Michael D. Thomas(5) ...........................  121,400           1.2%
George L. Turin ................................   81,004(3)        *
Joe C. Turnage(5) ..............................   78,237(4)        *
Kenneth S. Voss(5) .............................        0           *
                                                 ------------  ------------
All Directors and Executive Officers as a
Group (8 persons) ..............................  578,366(3)(4)     5.7%
_____________________________________________________________________________
 (1)  The persons named above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.
 (2)  Asterisks represent less than 1% ownership.
 (3)  Includes options under the Company's 1993 Outside Directors
      Compensation and Stock Option Plan which are exercisable on March 16,
      1998, or within 60 days thereafter.
 (4)  Includes options under the Company's 1992 Stock Option Plan which are exercisable on March 16, 1998, or within 60 days thereafter.
 (5)  Mssrs. Thomas, Voss, and Turnage resigned from the Company in
      November 1997.

   Beneficial ownership as shown in the tables above has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this Rule, certain securities may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, securities are deemed to be beneficially owned by a person if the person has the right to acquire the securities (for example, upon exercise of an option or the conversion of a debenture) within 60 days of the date as of which the information is provided; in computing the percentage of ownership of any person, the amount of securities outstanding is deemed to include the amount of securities beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the preceding tables do not necessarily reflect the person's actual voting power at any particular date.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   See "Compensation Committee Interlocks and Insider Participation."

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

   (a)(1)  FINANCIAL STATEMENTS

   The following financial statements of the Company are filed with this report and can be found in Part II, Item 8, on the pages indicated below:

                                                                       PAGE
      Consolidated Statements of Operations - Year Ended December 31,
      1997, 1996, and 1995 ............................................  15

      Consolidated Balance Sheets - December 31, 1997 and 1996 ........  16

      Consolidated Statements of Shareholders' Equity (Partners'
      Capital) - Year Ended December 31, 1997, 1996, and 1995 .........  17

      Consolidated Statements of Cash Flows - Year Ended December 31,
      1997, 1996, and 1995 ............................................  18

      Notes to Consolidated Financial Statements ......................  19

      Report of Independent Auditors ..................................  30

   (a)(2)  FINANCIAL STATEMENT SCHEDULES

   The following financial statement schedules with respect to the Company are filed in this report:

      Schedule VIII - Valuation and Qualifying Accounts and Reserves ..  39

   All other schedules are omitted because they are either not required or not applicable.


   (a)(3)  EXHIBITS

2.1       Agreement and Plan of Merger dated as of June 6, 1995 among the
            Registrant, Teknekron Technology MLP I Corporation, TENERA, L.P., and TENERA Operating Company, L.P. (a form of which is attached as Annex A to the Registrant's Consent Solicitation Statement/Prospectus included in the Registration Statement on Form S-4 (Registration No. 33-58393) declared effective by the Securities and Exchange Commission ("SEC") on June 2, 1995 (the "Registration Statement"), and is incorporated herein by this reference).

2.2       Asset Acquisition Agreement dated November 14, 1997, between
            Registrant and Spear Technologies, Inc. (filed as Exhibit 2.1 to the Registrant's Form 8-K filed with the SEC on November 14, 1997 and incorporated by reference herein (the "Form 8-K")).

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

4.1       Form of Certificate of Common Stock of Registrant (filed by incorporation by reference to Exhibit 4.5 to the Registration Statement).

10.1(1)   Second Amendment, dated March 27, 1997, to Registrant's lease on its headquarters located in San Francisco, California.

10.2      $300,000 Promissory Note dated November 14, 1997 (filed as
            Exhibit 10.1 to the Form 8-K and incorporated by reference herein).

------------------------------
 (1)  Filed herewith.

10.3      Warrant to Purchase Common Stock of Spear Technologies, Inc. dated
            November 14, 1997 (filed as Exhibit 10.2 to the Form 8-K and incorporated by reference herein).

10.4      Trademark License Agreement dated November 14, 1997 between TENERA,
            Inc. and Spear Technologies, Inc. (filed as Exhibit 10.3 to the Form 8-K and incorporated by reference herein).

11.1      Statement regarding computation of per share earnings:  See "Note 5 to Consolidated Financial Statements."

21.1(1)   List of Subsidiaries of the Registrant.

23.1(1)   Consent of Independent Auditors.

27.1(1)   Financial Data Schedule.

   (b)  REPORTS ON FORM 8-K

   A Form 8-K, dated November 14, 1997, was filed with the SEC on November 25, 1997, reporting on the Asset Acquisition Agreement entered into on November 14, 1997, whereby the Company sold all of the assets and transferred the liabilities of its Technologies business to Spear Technologies, Inc.

   (c)  EXHIBITS (SEE ITEM 14(a)(3) ABOVE.)

   (d)  FINANCIAL STATEMENT SCHEDULES

   The schedules listed in Item 14(a)(2) above should be used in conjunction with the Consolidated Financial Statements of the Company for the year ended December 31, 1997.

------------------------------
 (1)  Filed herewith.

                                                                SCHEDULE VIII

                                TENERA, INC.
               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)
______________________________________________________________________________________________________

                                               Additions            Deductions
                                              -----------    ------------------------
                                 Balance      Charged to     Credited to                   Balance
                                Beginning      Costs and       Special                     at End
    Description                  of Year       Expenses         Item         Other         of Year
______________________________________________________________________________________________________
1995
Reserve for Sales Adjustment
and Credit Losses ............  $   2,897      $     131      $      --    $     140      $   2,888
1996
Reserve for Sales Adjustment
and Credit Losses ............      2,888            289            250        1,301          1,626
1997
Reserve for Sales Adjustment
and Credit Losses ............      1,626             36            122          182          1,358
______________________________________________________________________________________________________

                                SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Dated:  March 30, 1998

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

         Signature                        Title                    Date





   /s/ WILLIAM A. HASLER                Director              March 30, 1998
---------------------------
    (William A. Hasler)
                                        Director,
                                Chief Financial Officer,
                                Executive Vice President,
                                 Finance, and Corporate
                                        Secretary
  /s/ JEFFREY R. HAZARIAN     (Principal Financial Officer)   March 30, 1998
---------------------------
   (Jeffrey R. Hazarian)





     /s/ THOMAS S. LOO                  Director              March 30, 1998
---------------------------
      (Thomas S. Loo)



                                Director, Chief Executive
                                 Officer, and President
    /s/ ROBERT C. MCKAY       (Principal Executive Officer)   March 30, 1998
---------------------------
     (Robert C. McKay)




                                 Controller & Treasurer
 /s/ JAMES A. ROBISON, JR.   (Principal Accounting Officer)   March 30, 1998
---------------------------
  (James A. Robison, Jr.)





    /s/ GEORGE L. TURIN                 Director              March 30, 1998
---------------------------
     (George L. Turin)

                                EXHIBIT INDEX

Ex. 10.1 Second Amendment, dated March 27, 1997, to Registrant's lease on its headquarters located in San Francisco, California

Ex. 21.1   List of Subsidiaries of the Registrant

Ex. 23.1   Consent of Independent Auditors

Ex. 27.1   Financial Data Schedule