Form 10-Q
period 1998-03-31
TENERA INC
filed 1998-05-13
CIK 804731

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                      _________________________________



                                  FORM 10-Q

(MARK ONE)

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

   The number of shares outstanding on March 31, 1998, was 10,123,153.

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


--------------------
* None.

                       PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                TENERA, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

(In thousands, except per share amounts)
___________________________________________________________________________________

                                                               Three Months Ended
                                                                   March, 31
                                                              --------------------
                                                                1998       1997
___________________________________________________________________________________
Revenue ..................................................... $  6,091   $  5,400
Direct Costs ................................................    4,498      3,218
General and Administrative Expenses .........................    1,302      1,980
Software Development Costs ..................................       --        237
Special Item Income .........................................      300         --
Other Income ................................................       86          1
                                                              ---------  ---------
  Operating Income (Loss) ...................................      677        (34)
Interest Income, Net ........................................       31         39
                                                              ---------  ---------
  Net Earnings Before Income Tax Expense ....................      708          5
Income Tax Expense ..........................................      175          2
                                                              ---------  ---------
Net Earnings ................................................ $    533   $      3
                                                              =========  =========
Net Earnings per Share -- Basic ............................. $   0.05   $   0.00
                                                              =========  =========
Net Earnings per Share -- Diluted ........................... $   0.05   $   0.00
                                                              =========  =========
Weighted Average Number of Shares Outstanding ...............   10,123     10,124
                                                              =========  =========
___________________________________________________________________________________

See accompanying notes.

                                TENERA, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

(In thousands, except share amounts)
__________________________________________________________________________________________

                                                              March 31,      December 31,
                                                                1998             1997
__________________________________________________________________________________________
ASSETS
Current Assets
  Cash and cash equivalents ..............................    $   3,406        $   2,292
  Receivables, less allowance of $1,358 (1997 - $1,358)
    Billed ...............................................        2,020            1,643
    Unbilled .............................................        1,954            1,726
  Other current assets ...................................          211              235
                                                              ----------       ----------
      Total Current Assets ...............................        7,591            5,896
Property and Equipment, Net ..............................          169              156
                                                              ----------       ----------
          Total Assets ...................................    $   7,760        $   6,052
                                                              ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable .......................................    $   1,462        $     638
  Accrued compensation and related expenses ..............        1,660            1,477
  Income taxes payable ...................................          168               --
  Litigation judgement accrual ...........................          950              950
                                                              ----------       ----------
      Total Current Liabilities ..........................        4,240            3,065
Commitments and Contingencies
Shareholders' Equity
  Common Stock, $0.01 par value, 25,000,000 authorized,
  10,417,345 issued and outstanding
  (1997 - 10,417,345 shares) .............................          104              104
  Paid in capital, in excess of par ......................        5,698            5,698
  Retained deficit .......................................       (1,976)          (2,509)
  Treasury stock - 294,192 shares
  (1997 - 294,192 shares) ................................         (306)            (306)
                                                              ----------       ----------
        Total Shareholders' Equity .......................        3,520            2,987
                                                              ----------       ----------
          Total Liabilities and Shareholders' Equity .....    $   7,760        $   6,052
                                                              ==========       ==========
__________________________________________________________________________________________

See accompanying notes.

                                TENERA, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (Unaudited)

(In thousands, except share amounts)
____________________________________________________________________________________

                                             Paid In
                                             Capital
                                                In
                                    Common    Excess   Retained  Treasury
                                    Stock     of Par   (Deficit)  Stock     Total
____________________________________________________________________________________
December 31, 1997 ................ $   104   $ 5,698   $(2,509)  $  (306)  $ 2,987

Net Earnings .....................      --        --       533        --       533
                                   --------  --------  --------  --------  --------
March 31, 1998 ................... $   104   $ 5,698   $(1,976)  $  (306)  $ 3,520
                                   ========  ========  ========  ========  ========
____________________________________________________________________________________

See accompanying notes.

                                TENERA, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

(In thousands)
_____________________________________________________________________________________

                                                               Three Months Ended
                                                                    March 31,
                                                             -----------------------
                                                               1998           1997
_____________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings ............................................. $   533        $     3
  Adjustments to reconcile net earnings to cash provided
  (used) by operating activities:
    Depreciation ...........................................      23             69
    Gain on sale of equipment ..............................      --             (1)
    Gain on repayment of Asset Sale note ...................    (300)            --
    Changes in assets and liabilities:
      Receivables ..........................................    (605)           213
      Other current assets .................................      24              1
      Accounts payable .....................................     824            126
      Accrued compensation and related expenses ............     183           (589)
      Income taxes payable .................................     168              2
                                                             --------       --------
        Net Cash Provided (Used) By Operating Activities ...     850           (176)
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment ....................     (36)           (84)
  Proceeds from repayment of Asset Sale note ...............     300             --
  Proceeds from sale of equipment ..........................      --              1
                                                             --------       --------
        Net Cash Provided (Used) in Investing Activities ...     264            (83)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repurchase of equity .................................      --             (1)
                                                             --------       --------
        Net Cash Used by Financing Activities ..............      --             (1)
                                                             --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......   1,114           (260)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........   2,292          3,964
                                                             --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................. $ 3,406        $ 3,704
                                                             ========       ========
_____________________________________________________________________________________

See accompanying notes.

                                TENERA, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1998 and 1997
                                 (Unaudited)

NOTE 1.  ORGANIZATION

   TENERA, Inc. (the "Company"), a Delaware corporation, provides a broad range of professional consulting, management, and technical services to solve complex management, engineering, environmental, and safety challenges associated with the operation, asset management, and maintenance of power plants, federal government properties, and capital intensive industries. The Company provides its services by utilizing its professional skills and technological resources in an integrated approach which combines strategic consulting, technical, and project management capabilities with software systems and data bases. Services performed by the Company typically include one or more of the following: consultation with the client to determine the nature and scope of the problem, identification and evaluation of the problem and its impact, development and design of a process for correcting the problem, preparation of business plans, preparation of reports for obtaining regulatory agency permits, and analysis in support of regulatory and legal proceedings. The Company operates in one business segment providing services which cover these general areas: strategic consulting, management, and technical services and prior to the Asset Sale described below, software services, products, and systems.

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

   TENERA Technologies, LLC ("Technologies"), a Delaware limited liability company, was formed by the Company in May 1997 to consolidate its mass transportation business into a separate legal entity. Before the Asset Sale described below, Technologies provided computerized maintenance management software and consulting to the mass transit industry. On November 14, 1997, the Company consummated the sale of all of the assets ("Asset Sale") related to Technologies' mass transportation business, to Spear Technologies, Inc., a California corporation newly formed by former members of the Company's management, including the Company's former Chairman of the Board and Chief Executive Officer. The Company received $1,300,000 in cash, a promissory note ("Promissory Note") in the amount of $300,000, and a warrant to acquire 4% of the buyer's then outstanding shares of common stock exercisable upon an initial public offering or a change of control (as defined in the warrant). The buyer also assumed all liabilities associated with the Technologies business. The Promissory Note was paid in full in February 1998.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared by the Company without audit. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at March 31, 1998, and the results of operations and cash flows for the three-month periods ended March 31, 1998 and TENERA, Inc.'s

Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

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

   Property and Equipment. Property and equipment are stated at cost ($2,272,000 and $2,236,000 at March 31, 1998 and December 31, 1997,
respectively), net of accumulated depreciation ($2,103,000 and $2,080,000 at March 31, 1998 and December 31, 1997, respectively). Depreciation is calculated using the straight line method over the estimated useful lives, which range from three to five years.

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

   During the first quarter of 1998, three clients accounted for 37%, 25%, and 14% of the Company's total revenue. During the same period in 1997, two clients accounted for 51% and 11% of the total revenue.

   Income Taxes. For the three-month period ended March 31, 1998, a provision for federal and state income taxes was made at a rate of approximately 25%, which reflects the benefit of net operating loss carryforwards. For the comparable period in 1997, the provision for income taxes was made at a 40% rate on a combined federal and state basis.

   Per Share Information. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share and includes the effect of dilutive stock options. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the FAS 128 requirements. A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by FAS 128 is unnecessary, as the basic and diluted amounts are the same because the average market prices of the stock for the three-month periods ended March 31, 1998 and 1997, were below the exercise prices of the outstanding options.

NOTE 3.  SUBSEQUENT EVENT ON LITIGATION JUDGEMENT

   On May 1, 1998, the Company settled the action, entitled PLM Financial Services, Inc. v. TERA Corporation, et al., Case No. 743 439-0, for $950,000 in cash (see Part II, Item 1. Legal Proceedings).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                TENERA, INC.
                            RESULTS OF OPERATIONS
                                 (Unaudited)

_____________________________________________________________________

                                               Percent of Revenue
                                             ----------------------
                                                 Quarter Ended
                                                   March, 31
                                             ----------------------
                                                1998        1997
_____________________________________________________________________
Revenue ....................................   100.0%      100.0%
Direct Costs ...............................    73.8        59.6
General and Administrative Expenses ........    21.4        36.7
Software Development Costs .................    --           4.3
Special Item Income ........................     4.9        --
Other Income ...............................     1.4        --
                                             ----------  ----------
  Operating Income (Loss) ..................    11.1        (0.6)
Interest Income, Net .......................     0.5         0.7
                                             ----------  ----------
Net Earnings Before Income Tax Expense .....    11.6%        0.1%
                                             ==========  ==========
_____________________________________________________________________



RESULTS OF OPERATIONS

   The Company's increased revenue in its Rocky Flats and Energy subsidiaries, lower overall general and administrative expenses, and elimination of significant ongoing development costs resulting from the Asset Sale in the fourth quarter of 1997, resulted in quarterly net earnings before income taxes and special item of $408,000. Net earnings before income tax expense for the comparable quarter in 1997 was $5,000.

   During the first quarter, the Company received written contracts and orders having an estimated value of approximately $6.4 million. The activity primarily reflects the additional funding of the Company's contract at the DOE's Rocky Flats Environmental Technology Site and the extension of consulting contracts with two large electric utility clients. Partially offsetting the addition of the new sales activity into backlog during the quarter was a reduction to the backlog for the closeout of unused contract funding which had expired. Contracted backlog for current, active projects totaled approximately $11.4 million as of March 31, 1998, down from $12.8 million at December 31, 1997.

   The revenue increase in the first quarter of 1998, compared to a year ago, is primarily the result of increased Rocky Flats Contract activity, partially offset by the absence of mass transportation software revenue as a result of the Asset Sale. For the first quarter of 1998, the concentration of revenue from the government sector increased to 73% of total revenue, from 52% for the same period in 1997. About half of this increase in concentration relates to the decline in Technologies revenue as a result of the Asset Sale. The other half of the concentration increase is due to higher levels of Rocky Flats Contract activity versus a year ago.

   Direct costs were higher in the first quarter, compared to a year ago, primarily as a result of increased revenue generation opportunities and the related use of subcontractor teams under the Rocky Flats Contract. Gross margins decreased to 26% in the first quarter of 1998, from 40% for the same period in 1997, primarily due to an increase in the proportion of lower margin government projects.

   General and administrative costs were lower in the first quarter of 1998, compared to a year ago, primarily reflecting increased utilization of employees on billable contracts and reduced corporate and subsidiary administrative staffs. General and administrative expenses, as a percentage of revenue, for the three-month period, decreased to 21% in 1998 from 37% in 1997.

   Due to the Asset Sale in the fourth quarter of 1997, the Company did not internally fund software product development in the first quarter of 1998, as compared to having spent $237,000 for the same period a year ago.

   The special item of $300,000 in the first quarter of 1998, reflects the additional realized gain from the Asset Sale associated with the repayment of the Promissory Note (see Note 1 to Financial Statements).

   Other income of $86,000 for the first quarter of 1998, reflects certain accounting and administrative services provided on a temporary basis to the purchaser in the Asset Sale.

   Net interest income in 1998 and 1997 represents earnings from the investment of cash balances in short-term, high-quality, government and corporate debt instruments. The lower net interest income in 1998, as compared to a year ago, primarily reflects smaller average cash balances. The Company had no borrowings under its line of credit during the first three months of 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents increased by $1,114,000 during the first three months of 1998. The increase was due to cash provided by operations ($850,000) and cash proceeds from the repayment of the Asset Sale Promissory Note ($300,000), partially offset by the acquisition of equipment ($36,000).

   Receivables increased by $605,000 from December 31, 1997, primarily due to an increase in Energy and Rocky Flats services revenue in the first quarter of 1998. The allowance for sales adjustments remained at the same level as December 31, 1997.

   Accounts payable increased by $824,000 since the end of 1997, primarily associated with supporting increased revenues. Accrued compensation and related expenses increased by $183,000 during the period, primarily reflecting the annual merit increases in employee salaries and fewer holiday and vacation days in the first quarter of the year.

   No cash dividend was declared in the first three months of 1998.

   The impact of inflation on project revenue and costs of the Company was minimal.

   At March 31, 1998, the Company had available $2,500,000 of a $3,000,000 revolving loan facility. The Company has no outstanding borrowing against the line; however, $500,000 was assigned to support standby letters of credit.

   Management believes that cash expected to be generated by operations, the Company's working capital, and its loan facility are adequate to meet its anticipated liquidity needs through the next twelve months.

   Statements contained in this report which are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include the uncertainty of future profitability; reliance on major customers; uncertainty regarding industry trends and customer demand; uncertainty of access to additional capital; reliance on key personnel; uncertainty regarding competition; government contract audits; and Year 2000 computer issues. Additional risks are detailed in the Company's filings with the Securities and Exchange Commission ("SEC"), including its Form 10-K for the year ended December 31, 1997.

                        PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   On November 4, 1994, PLM Financial Services, Inc. ("PLM") filed an action, entitled PLM Financial Services, Inc. v. TERA Corporation, et al., Case No. 743 439-0, against TENERA, L.P. (the predecessor of the Company; the "Predecessor Partnership"), among others, in the Superior Court of California for the County of Alameda, seeking damages in excess of $4.6 million in unpaid equipment rent and other unspecified damages allegedly owing to PLM under an equipment lease dated September 29, 1984 between PLM and TERA Power Corporation ("TERA Power"), a former subsidiary of TERA Corporation (the "Predecessor Corporation"). PLM named the Predecessor Partnership in the action pursuant to a Guaranty dated September 24, 1984 of the lease obligations of TERA Power made by the Predecessor Corporation. Upon the liquidation of the Predecessor Corporation in late 1986, the stock of TERA Power was transferred to the TERA Corporation Liquidating Trust (the "Trust") and was thereafter sold to Delta Energy Projects Phases II, IV, and VI pursuant to a stock purchase agreement dated May 31, 1991. TERA Power asserted various defenses to the claims asserted by PLM in the action and the trial in this matter was concluded in August 1997. In February 1998, the trial judge issued a minute order rendering his decision against the defendants in the action. Accordingly, for the year 1997, the Company accrued litigation judgment expenses of $950,000 related to this matter. In April 1998, the trial judge entered a judgement in the amount of approximately $830,000 plus costs and attorney fees, against TERA Power and TENERA, as guarantor. Counsel for PLM had advised counsel for TENERA that PLM had incurred costs and attorney fees exceeding $600,000, and, if this matter was not settled, PLM would file a cost bill and motion for attorney fees in the action for such amounts.

   On May 1, 1998, the Company settled the case for $950,000 in cash, which is less than the Company's total exposure in the litigation. Of this amount, approximately $50,000 was paid by the Trust (to the extent of its assets) and the remainder was paid by the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  EXHIBITS

   11.0    Statement regarding computation of per share earnings:
           See Notes to Consolidated Financial Statements.

   27.0*   Financial Data Schedule

   (b)  REPORTS ON FORM 8-K

           A Form 8-K, dated February 10, 1998, was filed with the SEC on February 27, 1998, reporting on the trial judge's decision against the defendants in the PLM action (see Item 1 of Part II).


--------------------
*  Filed herewith.

                                SIGNATURES


   PURSUANT TO THE REQUIREMENT OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                  TENERA, INC.


Dated:  May 13, 1998              By:     /s/ JEFFREY R. HAZARIAN
                                       ------------------------------
                                             Jeffrey R. Hazarian
                                        Executive Vice President and
                                          Chief Financial Officer

                                EXHIBIT INDEX

Ex. 27.0     Financial Data Schedule