Form 10-Q
period 1998-06-30
TENERA INC
filed 1998-08-06
CIK 804731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                          -----------------------------

                                    FORM 10-Q

   (MARK ONE)

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


                          -----------------------------

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

     The number of shares outstanding on June 30, 1998, was 10,123,153.

                                TABLE OF CONTENTS



                                                                                  PAGE
                         PART I -- FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited) ..................................    1
    Item 2.  Management's Discussion and Analysis of Results of Operations
               and Financial Condition .........................................    7


                          PART II -- OTHER INFORMATION

    Item 1.  Legal Proceedings .................................................   10
    Item 2.  Changes in Securities .............................................    *
    Item 3.  Defaults Upon Senior Securities ...................................    *
    Item 4.  Submission of Matters to a Vote of Security Holders ...............   10
    Item 5.  Other Information .................................................   11
    Item 6.  Exhibits and Reports on Form 8-K ..................................   11


----------
  *   None.

                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                  TENERA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



  (In thousands, except per share amounts)

-----------------------------------------------------------------------------------------------------
                                               Three Months Ended June 30,   Six Months Ended June 30,
                                               ---------------------------   ------------------------
                                                   1998          1997           1998           1997
-----------------------------------------------------------------------------------------------------
Revenue ..................................      $  6,453       $  4,692       $ 12,544       $ 10,092

Direct Costs .............................         4,797          2,946          9,295          6,164

General and Administrative Expenses ......         1,345          2,391          2,647          4,371

Software Development Costs ...............            --            416             --            653

Special Item Income ......................            --             --            300             --

Litigation Judgment Cost Adjustment ......           (50)            --            (50)            --

Other Income .............................            53             20            139             21
                                                --------       --------       --------       --------

  Operating Income (Loss) ................           414         (1,041)         1,091         (1,075)

Interest Income, Net .....................            34             34             65             73
                                                --------       --------       --------       --------

  Net Earnings (Loss) Before
  Income Tax Expense (Benefit) ...........           448         (1,007)         1,156         (1,002)

Income Tax Expense (Benefit) .............            54           (141)           229           (139)
                                                --------       --------       --------       --------

Net Earnings (Loss) ......................      $    394       $   (866)      $    927       $   (863)
                                                ========       ========       ========       ========

Net Earnings (Loss) per Share -- Basic ...      $   0.04       $  (0.09)      $   0.09       $  (0.09)
                                                ========       ========       ========       ========

Net Earnings (Loss) per Share -- Diluted .      $   0.04       $  (0.09)      $   0.09       $  (0.09)
                                                ========       ========       ========       ========

Weighted Average
Number of Shares Outstanding -- Basic ....        10,123         10,123         10,123         10,124
                                                ========       ========       ========       ========

Weighted Average
Number of Shares Outstanding -- Diluted ..        10,232         10,123         10,153         10,124
                                                ========       ========       ========       ========
-----------------------------------------------------------------------------------------------------


See accompanying notes.

                                  TENERA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



  (In thousands, except share amounts)

-------------------------------------------------------------------------------------------------------
                                                                               June 30,    December 31,
                                                                                1998           1997
-------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents .............................................      $ 2,833       $ 2,292
  Receivables, less allowance of $1,326 (1997 - $1,358):
    Billed ..............................................................        2,438         1,643
    Unbilled ............................................................        2,179         1,726
  Other current assets ..................................................          169           235
                                                                               -------       -------
      Total Current Assets ..............................................        7,619         5,896
Property and Equipment, Net .............................................          183           156
                                                                               -------       -------
         Total Assets ...................................................      $ 7,802       $ 6,052
                                                                               =======       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable ......................................................      $ 1,900       $   638
  Accrued compensation and related expenses .............................        1,775         1,477
  Income taxes payable ..................................................          213            --
  Litigation judgment accrual ...........................................           --           950
                                                                               -------       -------
      Total Current Liabilities .........................................        3,888         3,065
Commitments and Contingencies
Shareholders' Equity
  Common Stock, $0.01 par value, 25,000,000 authorized, 10,417,345 issued
and outstanding (1997 - 10,417,345 shares) ..............................          104           104

  Paid in capital, in excess of par .....................................        5,698         5,698
  Retained deficit ......................................................       (1,582)       (2,509)
  Treasury stock -- 294,192 shares (1997 - 294,192 shares) ..............         (306)         (306)
                                                                               -------       -------
        Total Shareholders' Equity ......................................        3,914         2,987
                                                                               -------       -------
         Total Liabilities and Shareholders' Equity .....................      $ 7,802       $ 6,052
                                                                               =======       =======
-------------------------------------------------------------------------------------------------------


  See accompanying notes.

                                  TENERA, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



  (In thousands, except share amounts)

----------------------------------------------------------------------------------------------
                                        Paid In
                                        Capital
                          Common      In Excess of     Retained       Treasury
                           Stock          Par          Deficit          Stock           Total
----------------------------------------------------------------------------------------------
December 31, 1997        $   104        $ 5,698        $(2,509)        $  (306)        $ 2,987

Net Earnings ....             --             --            533              --             533
                         -------        -------        -------         -------         -------

March 31, 1998 ..            104          5,698         (1,976)           (306)          3,520

Net Earnings ....             --             --            394              --             394
                         -------        -------        -------         -------         -------

June 30, 1998 ...        $   104        $ 5,698        $(1,582)        $  (306)        $ 3,914
                         =======        =======        =======         =======         =======
----------------------------------------------------------------------------------------------


  See accompanying notes.

                                  TENERA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

  (In thousands)

------------------------------------------------------------------------------------------------------
                                                                              Six Months Ended June 30,
                                                                              ------------------------
                                                                                 1998          1997
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net earnings (loss) ...................................................      $   927       $  (863)

  Adjustments to reconcile net earnings (loss) to cash provided (used) by operating activities:

    Depreciation ........................................................           48           136

    Gain on sale of equipment ...........................................           --           (21)

    Decrease in allowance for sales adjustments .........................          (32)         (155)

    Gain on repayment of Asset Sale note ................................         (300)           --

    Changes in assets and liabilities:

      Receivables .......................................................       (1,216)          387

      Other current assets ..............................................           66          (143)

      Accounts payable ..................................................        1,262            (7)

      Accrued compensation and related expenses .........................          298          (427)

      Income taxes payable ..............................................          213            --

      Litigation judgment accrual .......................................         (950)           --
                                                                               -------       -------

        Net Cash Provided (Used) By Operating Activities ................          316        (1,093)

CASH FLOWS FROM INVESTING ACTIVITIES

  Acquisition of property and equipment .................................          (75)         (179)

  Proceeds from repayment of Asset Sale note ............................          300            --

  Proceeds from sale of equipment .......................................           --            21
                                                                               -------       -------

        Net Cash Provided (Used) in Investing Activities ................          225          (158)

CASH FLOWS FROM FINANCING ACTIVITIES

  Net repurchase of equity ..............................................           --            (1)
                                                                               -------       -------

        Net Cash Used by Financing Activities ...........................           --            (1)
                                                                               -------       -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................          541        (1,252)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........................        2,292         3,964
                                                                               -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................      $ 2,833       $ 2,712
                                                                               =======       =======
------------------------------------------------------------------------------------------------------


  See accompanying notes.

                                  TENERA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


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

      TENERA Rocky Flats, LLC ("Rocky Flats"), a Colorado limited liability company, was formed by the Company in 1995 to provide consulting services in connection with participation in the Performance Based Integrating Management Contract ("Rocky Flats Contract") at the Department of Energy's ("DOE") Rocky Flats Environmental Technology Site. In May 1997, the Company's other government business was consolidated within the Rocky Flats subsidiary. This business provides consulting and management services to the DOE directly and through subcontracts with DOE prime contractors. These services provide assistance to DOE-owned nuclear facilities in devising, implementing, and monitoring strategies to upgrade from an operational, safety, and environmental perspective.

      TENERA Energy, LLC ("Energy"), a Delaware limited liability company, was formed by the Company in May 1997 to consolidate its commercial electric power utility business into a separate legal structure. The Energy subsidiary provides consulting and management services in organizational effectiveness and development, environmental outsourcing and monitoring, risk analysis and modeling, and business process improvement.

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


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared by the Company without audit. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at June 30, 1998, and the results of operations and cash flows at June 30, 1998 and 1997, have been made. For further information, refer to the financial statements and notes thereto contained in TENERA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

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

      Property and Equipment. Property and equipment are stated at cost ($2,311,000 and $2,236,000 at June 30, 1998 and December 31, 1997,
respectively), net of accumulated depreciation ($2,128,000 and $2,080,000 at June 30, 1998 and December 31, 1997, respectively). Depreciation is calculated using the straight line method over the estimated useful lives, which range from three to five years.

      Revenue. Revenue from time-and-material and cost plus fixed-fee contracts is recognized when costs are incurred; from fixed-price contracts, on the basis of percentage of work completed (measured by costs incurred relative to total estimated project costs); from software license fees (until the Asset Sale) at the time of customer acceptance; and from software maintenance agreements (until the Asset Sale), equally over the period of the maintenance support agreement (usually 12 months). The Company primarily offers its services to the electric power industry and the DOE. Until the Asset Sale, The Company also offered software services and products to the municipal transit industry in North America.

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

      During the first six months of 1998, three clients accounted for 38%, 26%, and 11% of the Company's total revenue. During the same period in 1997, two clients accounted for 51% and 12% of the total revenue.

      Income Taxes. For the three-month and six-month periods ended June 30, 1998, a provision for federal and state income taxes was made at a rate of approximately 12% and 20%, respectively, which reflect the benefit of net operating loss carryforwards. For the comparable periods in 1997, tax benefit provisions were made to reflect anticipated tax refunds related to the carryback of certain net operating losses.

      Per Share Information. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share and includes the effect of dilutive stock options. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the FAS 128 requirements. A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by FAS 128 is unnecessary, as the basic and diluted amounts are the same because the effect of "in the money" options are immaterial in the three and six-month periods of 1998 and they are anti-dilutive in the same periods of 1997 due to the reported losses.


NOTE 3. LITIGATION JUDGMENT

      On May 1, 1998, the Company settled the action, entitled PLM Financial Services, Inc. v. TERA Corporation, et al., Case No. 743 439-0, for $950,000 in cash (see Part II, Item 1. Legal Proceedings).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



                                  TENERA, INC.
                              RESULTS OF OPERATIONS
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------
                                                            Percent of Revenue          Percent of Revenue
                                                          ------------------------   ------------------------
                                                          Quarter Ended June 30,     Six Months Ended June 30,
                                                          ----------------------     ------------------------
                                                           1998            1997         1998          1997
-------------------------------------------------------------------------------------------------------------
Revenue ................................................   100.0%         100.0%        100.0%        100.0%

Direct Costs ...........................................    74.3           62.7          74.1          61.1

General and Administrative Expenses ....................    20.9           51.0          21.1          43.3

Software Development Costs..............................    --              8.9          --             6.5

Special Item Income ....................................    --             --             2.4          --

Litigation Judgment Cost Adjustment ....................    (0.8)          --            (0.4)         --

Other Income ...........................................     0.8            0.4           1.1           0.2
                                                           -----          -----         -----         -----

   Operating (Loss) Income .............................     6.4          (22.2)          8.7         (10.7)

Interest Income, Net ...................................     0.5            0.7           0.5           0.8
                                                           -----          -----         -----         -----

Net Earnings (Loss) Before Income Tax Expense
  (Benefit).............................................     6.9%         (21.5)%         9.2%         (9.9)%
                                                           =====          =====         =====         =====
-------------------------------------------------------------------------------------------------------------


RESULTS OF OPERATIONS

      The Company's increased revenue in its Rocky Flats and Energy subsidiaries, lower overall general and administrative expenses, and elimination of significant ongoing development costs as a result of the Asset Sale in the fourth quarter of 1997, resulted in net earnings before income tax expense, special item, and litigation judgment cost adjustment of $398,000 and $806,000, respectively, for the three and six-month periods ended June 30, 1998. Net losses before income tax benefits for the comparable periods in 1997 were $1,007,000 and $1,002,000, respectively.

      During the second quarter and first six months of 1998, the Company received written contracts and orders having an estimated value of approximately $4.3 million and $10.7 million, respectively. The activity primarily reflects the additional funding of the Company's contract at the DOE's Rocky Flats Environmental Technology Site and the extension of consulting contracts with two large electric utility clients. Partially offsetting the addition of the new sales activity into backlog during the first half of the year was a reduction to the backlog for the closeout of unused contract funding which had expired. Contracted backlog for current, active projects totaled approximately $9.2 million as of June 30, 1998, down from $12.8 million at December 31, 1997. The Company historically receives a higher proportion of its government sector contract awards in the calendar fourth quarter of the year, which is the first quarter of the federal government's fiscal year.

      The revenue increase in the second quarter and first half of 1998, compared to a year ago, is primarily the result of increased Rocky Flats Contract activity, partially offset by the absence of mass transportation software revenue as a result of the Asset Sale. For the second quarter and first half of 1998, the concentration of revenue from the government sector increased to 78% and 75% of total revenue, respectively, from 51% and 52% for the same periods in 1997. About half of this increase in concentration relates to the loss of Technologies revenue as a result of the Asset Sale. The other half of the concentration increase is due to higher levels of Rocky Flats Contract activity versus a year ago.

      Direct costs were higher in the second quarter and first half of 1998, compared to a year ago, primarily as a result of increased revenue generation opportunities and the related use of subcontractor teams under the Rocky Flats Contract. Gross margins decreased to 26% for the three and six-month periods ended June 30, 1998, from 37% and 39%, respectively, for the same periods in 1997, primarily due to an increase in the proportion of lower margin government projects.

      General and administrative costs were lower in the second quarter and first half of 1998, compared to a year ago, primarily reflecting increased utilization of employees on billable contracts and reduced corporate and subsidiary administrative staffs. General and administrative expenses, as a percentage of revenue, for the three and six-month periods, decreased to 21% in 1998 from 51% and 43%, respectively, in 1997.

      Due to the Asset Sale in the fourth quarter of 1997, the Company did not internally fund software product development in the first half of 1998, as compared to having spent $416,000 during the second quarter and $653,000 for the first half of 1997.

      The special item of $300,000 in the six-month period ended June 30, 1998, reflects the additional realized gain from the Asset Sale associated with the repayment of the Promissory Note in February 1998. (see Note 1 to Financial Statements).

      The litigation judgment cost adjustment of $50,000 relates to the PLM litigation (see Part II, Item 1. Legal Proceedings). The Company settled the case in May 1998 for $50,000 less than the amount previously accrued.

      Other income in 1998 reflects certain accounting and administrative services provided on a temporary basis to the purchaser in the Asset Sale. Other income in 1997 reflects gains on the sale of assets related to facility downsizing.

      Net interest income in 1998 and 1997 represents earnings from the investment of cash balances in short-term, high-quality, government and corporate debt instruments. The lower net interest income in the first six months of 1998, as compared to a year ago, primarily reflects smaller average cash balances in the first quarter. The Company had no borrowings under its line of credit during the first six months of 1998 and 1997.


LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents increased by $541,000 during the first six months of 1998. The increase was due to cash provided by operations ($316,000) and cash proceeds from the repayment of the Promissory Note ($300,000), partially offset by the acquisition of equipment ($75,000).

      Receivables increased by $1,216,000 from December 31, 1997, primarily due to an increase in Energy and Rocky Flats services revenue in the first half of 1998. The allowance for sales adjustments decreased by $32,000 reflecting the net write-off of client disallowances associated with Rocky Flats billings.

      Accounts payable increased by $1,262,000 since the end of 1997, primarily associated with supporting increased revenues and the higher usage of subcontractors under the Rocky Flats Contract. Accrued compensation and related expenses increased by $298,000 during the six-month period, primarily reflecting the annual merit increases in employee salaries and increased accrued vacation and holiday due to fewer holiday and vacation days taken in the first half of the year. Additionally, the increase in accrued benefits reflects the accrual of employer matching amounts; payable under the Company's 401(k) Savings Plan.

      The litigation judgment accrual decreased by $950,000 due to the settlement of the PLM litigation in May 1998 (see Part II, Item 1. Legal Proceedings). The Company paid $900,000 in cash and reversed $50,000 of its accrued judgment costs as described above.

      No cash dividend was declared in the first six months of 1998.

      The impact of inflation on project revenue and costs of the Company was minimal.

      At June 30, 1998, the Company had available $2,500,000 of a $3,000,000 revolving loan facility. The Company has no outstanding borrowing against the line; however, $500,000 is assigned to support standby letters of credit. The line of credit was renewed for two years in May 1998 under substantially the same terms.

      Management believes that cash expected to be generated by operations, the Company's working capital, and its loan facility are adequate to meet its anticipated liquidity needs through the next twelve months.

      Statements contained in this report which are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include the uncertainty of future profitability; reliance on major customers; uncertainty regarding industry trends and customer demand; uncertainty of access to additional capital; reliance on key personnel; uncertainty regarding competition; government contract audits; and Year 2000 computer issues described below. Additional risks are detailed in the Company's filings with the Securities and Exchange Commission ("SEC"), including its Form 10-K for the year ended December 31, 1997.


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

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      On November 4, 1994, PLM Financial Services, Inc. ("PLM") filed an action, entitled PLM Financial Services, Inc. v. TERA Corporation, et al., Case No. 743 439-0, against TENERA, L.P. (the predecessor of the Company; the "Predecessor Partnership"), among others, in the Superior Court of California for the County of Alameda, seeking damages in excess of $4.6 million in unpaid equipment rent and other unspecified damages allegedly owing to PLM under an equipment lease dated September 29, 1984 between PLM and TERA Power Corporation ("TERA Power"), a former subsidiary of TERA Corporation (the "Predecessor Corporation"). PLM named the Predecessor Partnership in the action pursuant to a Guaranty dated September 24, 1984 of the lease obligations of TERA Power made by the Predecessor Corporation. Upon the liquidation of the Predecessor Corporation in late 1986, the stock of TERA Power was transferred to the TERA Corporation Liquidating Trust (the "Trust") and was thereafter sold to Delta Energy Projects Phases II, IV, and VI pursuant to a stock purchase agreement dated May 31, 1991. TERA Power asserted various defenses to the claims asserted by PLM in the action and the trial in this matter was concluded in August 1997. In February 1998, the trial judge issued a minute order rendering his decision against the defendants in the action. Accordingly, for the year 1997, the Company accrued litigation judgment expenses of $950,000 related to this matter. In April 1998, the trial judge entered a judgment in the amount of approximately $830,000 plus costs and attorney fees, against TERA Power and TENERA, as guarantor. Counsel for PLM had advised counsel for TENERA that PLM had incurred costs and attorney fees exceeding $600,000, and, if this matter was not settled, PLM would file a cost bill and motion for attorney fees in the action for such amounts.

      On May 1, 1998, the Company settled the case for $950,000 in cash, which was less than the Company's total exposure in the litigation. Of this amount, approximately $50,000 was paid by the Trust (to the extent of its assets) and the remainder was paid by the Company.


ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS


     On June 29, 1998, the Company held its Annual Meeting of Stockholders. The following individuals were elected to the Board of Directors:


----------------------------------------------------------------------------
                                                 Votes               Votes
                                                  For               Withheld
----------------------------------------------------------------------------
Delbert F. Bunch ...........................    8,067,487            71,294
Andrea R. Wagner ...........................    8,054,607            84,184
Jeffrey R. Hazarian ........................    8,068,969            69,822
George L. Turin.............................    8,067,447            71,344
----------------------------------------------------------------------------

     The following proposals were approved at the Company's Annual Meeting:


--------------------------------------------------------------------------------------------------------------
                                                  Votes             Votes                             Broker
                                                   For             Against         Abstained         Non-Votes
--------------------------------------------------------------------------------------------------------------
    Proposal to ratify the selection of
    the Company's independent auditors ......    8,102,703         14,938           21,150               0
--------------------------------------------------------------------------------------------------------------

ITEM 5.  OTHER INFORMATION

               Notice of any shareholder proposal intended to be presented at the Company's 1999 Annual Meeting of Shareholders that is not submitted to the Company pursuant to SEC Rule 14a-8 will be considered untimely if not received by the Company on or before April 21, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  EXHIBITS

      11.0 Statement regarding computation of per share earnings: See Notes to Consolidated Financial Statements.

      27.0*    Financial Data Schedule

      (b)  REPORTS ON FORM 8-K

               None.


----------
  *   Filed herewith.

                                   SIGNATURES


      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



Dated: August 6, 1998



                                       TENERA, INC.


                                       By     /s/ JEFFREY R. HAZARIAN
                                          --------------------------------------
                                                  Jeffrey R. Hazarian
                                              Executive Vice President and
                                                Chief Financial Officer