Form 10-Q
period 1998-09-30
TENERA INC
filed 1998-11-12
CIK 804731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          ----------------------------

                                    FORM 10-Q

     (Mark One)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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


                          ----------------------------

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

     The number of shares outstanding on September 30, 1998, was 10,123,153.

                                TABLE OF CONTENTS

                                                                                                          PAGE
                         PART I -- FINANCIAL INFORMATION


    Item 1.  Financial Statements (Unaudited) ..........................................................    1

    Item 2.  Management's Discussion and Analysis of Results of Operations
               and Financial Condition .................................................................    7


                          PART II -- OTHER INFORMATION


    Item 1.  Legal Proceedings .........................................................................    *

    Item 2.  Changes in Securities .....................................................................    *

    Item 3.  Defaults Upon Senior Securities ...........................................................    *

    Item 4.  Submission of Matters to a Vote of Security Holders .......................................    *

    Item 5.  Other Information .........................................................................    *

    Item 6.  Exhibits and Reports on Form 8-K ..........................................................   10


--------------------
   * None

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                                  TENERA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


  (In thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------------
                                               Three Months Ended September 30,    Nine Months Ended September 30,
                                               --------------------------------    -------------------------------
                                                    1998              1997              1998             1997
------------------------------------------------------------------------------------------------------------------
Revenue ..................................     $       7,014      $     5,240      $      19,558     $    15,332

Direct Costs .............................             5,363            3,228             14,658           9,392

General and Administrative Expenses ......             1,283            2,209              3,930           6,580

Software Development Costs ...............                --              662                 --           1,315

Special Item Income ......................                --               --                300              --

Litigation Judgment Cost Adjustment  .....                --               --                (50)             --

Other Income .............................                42               14                181              35
                                                 ------------     -------------      ------------    -------------

  Operating Income (Loss).................               410             (845)             1,501          (1,920)

Interest Income, Net .....................                31               23                 96              96
                                                 ------------     -------------      ------------    -------------

  Net Earnings (Loss) Before
  Income Tax Expense (Benefit)............               441             (822)             1,597          (1,824)

Income Tax Expense (Benefit)..............                20               --                249            (139)
                                                 ------------     -------------      -------------    ------------
Net Earnings (Loss).......................       $       421      $      (822)       $     1,348     $    (1,685)
                                                 ============     =============      ============    =============

Net Earnings (Loss) per Share-- Basic ....       $      0.04      $     (0.08)       $      0.13     $     (0.17)
                                                 ============     =============      ============    =============
Net Earnings (Loss) per Share-- Diluted ..       $      0.04      $     (0.08)       $      0.13     $     (0.17)
                                                 ============     =============      ============    =============
Weighted Average
Number of Shares Outstanding-- Basic......            10,123           10,123             10,123          10,123
                                                 ============     =============      ============    =============
Weighted Average
Number of Shares Outstanding-- Diluted....            10,423           10,123             10,267          10,123
                                                 ============     =============      =============   =============
------------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


  (In thousands, except share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                                 September 30,      December 31,
                                                                                      1998             1997
----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents ...............................................      $      3,226       $     2,292
  Receivables, less allowance of $1,299 (1997 - $1,358):
    Billed ................................................................             2,243             1,643
    Unbilled ..............................................................             2,249             1,726
  Other current assets ....................................................               251               235
                                                                                 -------------      ------------
      Total Current Assets ................................................             7,969             5,896
Property and Equipment, Net ...............................................               196               156
                                                                                 =============      ============
         Total Assets .....................................................      $      8,165       $     6,052
                                                                                 =============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable ........................................................      $      1,876       $       638
  Accrued compensation and related expenses ...............................             1,904             1,477
  Income taxes payable ....................................................                50                --
  Litigation judgment accrual .............................................                --               950
                                                                                 -------------      ------------
      Total Current Liabilities ...........................................             3,830             3,065
Commitments and Contingencies
Shareholders' Equity
  Common Stock, $0.01 par value, 25,000,000 authorized, 10,417,345 issued and
  outstanding (1997 - 10,417,345 shares) ..................................               104               104
  Paid in capital, in excess of par .......................................             5,698             5,698
  Retained deficit ........................................................            (1,161)           (2,509)
  Treasury stock-- 294,192 shares (1997 - 294,192 shares) .................              (306)             (306)
                                                                                 -------------      ------------
        Total Shareholders' Equity ........................................             4,335             2,987
                                                                                 -------------      ------------
         Total Liabilities and Shareholders' Equity .......................      $      8,165       $     6,052
                                                                                 =============      ============
----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


  (In thousands, except share amounts)

----------------------------------------------------------------------------------------------------------------
                                                     Paid In
                                                     Capital
                                   Common         In Excess of      Retained        Treasury
                                    Stock              Par           Deficit          Stock            Total
----------------------------------------------------------------------------------------------------------------
December 31, 1997 ..........     $       104      $     5,698      $    (2,509)    $      (306)     $     2,987

Net Earnings ...............              --               --              533              --              533
                                 ------------     ------------     ------------    ------------     ------------
March 31, 1998 .............             104            5,698           (1,976)           (306)           3,520

Net Earnings ...............              --               --              394              --              394
                                 ------------     ------------     ------------    ------------     ------------
June 30, 1998 ..............             104            5,698           (1,582)           (306)           3,914

Net Earnings................              --               --              421              --              421
                                 ------------     ------------     ------------    ------------     ------------

September 30, 1998 .........     $       104      $     5,698      $    (1,161)    $      (306)     $     4,335
                                 ============     ============     ============    ============     ============
----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

  (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                      1998              1997
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net earnings (loss)......................................................      $      1,348     $      (1,685)

  Adjustments to reconcile net earnings (loss) to cash provided (used) by operating activities:

    Depreciation ..........................................................                78               202

    Gain on sale of equipment .............................................                --               (21)

    Decrease in allowance for sales adjustments ...........................               (59)             (146)

    Gain on repayment of Asset Sale note ..................................              (300)               --

    Changes in assets and liabilities:

      Receivables .........................................................            (1,064)             (544)

      Other current assets ................................................               (16)              208

      Accounts payable ....................................................             1,238              (125)

      Accrued compensation and related expenses ...........................               427              (134)

      Income taxes payable ................................................                50                --

      Litigation judgment accrual .........................................              (950)               --
                                                                                 -------------     -------------

        Net Cash Provided (Used) By Operating Activities ..................               752            (2,245)

CASH FLOWS FROM INVESTING ACTIVITIES

  Acquisition of property and equipment ...................................              (118)             (282)

  Proceeds from repayment of Asset Sale note ..............................               300                --

  Proceeds from sale of equipment .........................................                --                21
                                                                                 -------------     -------------

        Net Cash Provided (Used) in Investing Activities ..................               182              (261)

CASH FLOWS FROM FINANCING ACTIVITIES

  Net repurchase of equity ................................................                --                (1)
                                                                                 -------------     -------------

        Net Cash Used by Financing Activities .............................                --                (1)
                                                                                 -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................               934            (2,507)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................             2,292             3,964
                                                                                 -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................      $      3,226      $      1,457
                                                                                 =============     =============
----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1998 and 1997
                                   (Unaudited)


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

      TENERA Technologies, LLC ("Technologies"), a Delaware limited liability company, was formed by the Company in May 1997 to consolidate its mass transportation business into a separate legal entity. Before the Asset Sale described below, Technologies provided computerized maintenance management software and consulting to the mass transit industry. On November 14, 1997, the Company consummated the sale of all of the assets ("Asset Sale") related to Technologies' mass transportation business, to Spear Technologies, Inc., a California corporation newly formed by former members of the Company's management, including the Company's former Chairman of the Board and Chief Executive Officer. The Company received $1.3 million in cash, a promissory note ("Promissory Note") in the amount of $300,000, and a warrant to acquire 4% of the buyer's then outstanding shares of common stock exercisable upon an initial public offering or a change of control (as defined in the warrant). The buyer also assumed all liabilities associated with the Technologies business. The Promissory Note was paid in full in February 1998.

Note 2. Summary of Significant Accounting Policies

      Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared by the Company without audit. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at September 30, 1998, and the results of operations and cash flows at September 30, 1998 and 1997, have been made. For further information, refer to the financial statements and notes thereto contained in TENERA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

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

      Property and Equipment. Property and equipment are stated at cost ($2,353,000 and $2,236,000 at September 30, 1998 and December 31, 1997,
respectively), net of accumulated depreciation ($2,157,000 and $2,080,000 at September 30, 1998 and December 31, 1997, respectively). Depreciation is calculated using the straight line method over the estimated useful lives, which range from three to five years.

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

      During the first nine months of 1998, three clients accounted for 37%, 27%, and 10% of the Company's total revenue, the first and second clients being DOE contractors associated with the Rocky Flats Contract. During the same period in 1997, three clients accounted for 49% (DOE contractor), 14%, and 10% of the total revenue.

      Income Taxes. For the three-month and nine-month periods ended September 30, 1998, a provision for federal and state income taxes was made at a rate of approximately 5% and 16%, respectively, which reflect the benefit of net operating loss carryforwards. For the comparable periods in 1997, tax benefit provisions were made to reflect anticipated tax refunds related to the carryback of certain net operating losses.

      Per Share Information. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share and includes the effect of dilutive stock options. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the FAS 128 requirements. A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by FAS 128 is unnecessary, as the basic and diluted amounts are the same because the effect of "in the money" options are immaterial in the three and nine-month periods of 1998 and they are anti-dilutive in the same periods of 1997 due to the reported losses.

Note 3. Litigation Judgment

      On May 1, 1998, the Company settled the action, entitled PLM Financial Services, Inc. v. TERA Corporation, et al., Case No. 743 439-0, for $950,000 in cash. For further information, refer to the Company's Form 10-Q for the quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 6, 1998.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


                                  TENERA, INC.
                              Results of Operations
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------
                                                            Percent of Revenue           Percent of Revenue
                                                          ------------------------     -----------------------
                                                               Quarter Ended             Nine Months Ended
                                                               September 30,               September 30,
                                                          ------------------------     -----------------------
                                                            1998           1997          1998          1997
-----------------------------------------------------------------------------------------------------------------
Revenue ................................................   100.0%         100.0%        100.0%        100.0%

Direct Costs ...........................................    76.5           61.6          74.9          61.3

General and Administrative Expenses ....................    18.3           42.2          20.1          42.8

Software Development Costs..............................    --             12.6          --             8.6

Special Item Income ....................................    --             --             1.5          --

Litigation Judgment Cost Adjustment ....................    --             --            (0.3)         --

Other Income ...........................................     0.6            0.3           0.9           0.2
                                                          ---------      ---------     ---------     ----------
   Operating (Loss) Income .............................     5.8          (16.1)          7.7         (12.5)

Interest Income, Net ...................................     0.5            0.4           0.5           0.6
                                                          ---------     ----------     ---------     ----------

Net Earnings (Loss) Before Income Tax Expense (Benefit).     6.3%         (15.7)%         8.2%        (11.9)%
                                                          =========      =========     =========     ==========
------------------------------------------------------------------------------------------------------------------


Results of Operations

      The Company's increased revenue in its Rocky Flats subsidiary, lower overall general and administrative expenses, and elimination of significant ongoing development costs as a result of the Asset Sale in the fourth quarter of 1997, resulted in net earnings before income tax expense, special item, and litigation judgment cost adjustment of $441,000 and $1,247,000, respectively, for the three and nine-month periods ended September 30, 1998. Net losses before income tax benefits for the comparable periods in 1997 were $822,000 and $1,824,000, respectively.

      During the third quarter and first nine months of 1998, the Company received written contracts and orders having an estimated value of approximately $12.7 million and $23.4 million, respectively. The activity primarily reflects the partial funding of the Company's extended contract at the DOE's Rocky Flats Environmental Technology Site for the next fiscal year beginning October 1, 1998, and the extension of consulting contracts with two large electric utility clients. Partially offsetting the addition of the new sales activity into backlog during the first nine months of the year was a reduction to the backlog for the closeout of unused contract funding which had expired. Contracted backlog for current, active projects totaled approximately $14.9 million as of September 30, 1998, up from $12.8 million at December 31, 1997.

      The revenue increase in the third quarter and first nine months of 1998, compared to a year ago, is primarily the result of increased Rocky Flats
Contract activity, partially offset by the absence of mass transportation software revenue as a result of the Asset Sale. For the third quarter and first three quarters of 1998, the concentration of revenue from the government sector increased to 80% and 77% of total revenue, respectively, from 49% and 51% for the same periods in 1997. Approximately one-half of the increase in revenue concentration relates to the loss of Technologies revenue as a result of the Asset Sale. The other one-half of the revenue concentration increase is due to higher levels of Rocky Flats Contract activity versus a year ago.

      Direct costs were higher in the third quarter and first three quarters of 1998, compared to a year ago, primarily as a result of increased revenue generation opportunities and the related use of subcontractor teams under the Rocky Flats Contract. Gross margins decreased to 24% and 25%, respectively, for the three and nine-month periods ended September 30, 1998, from 38% and 39%, respectively, for the same periods in 1997, primarily due to an increase in the proportion of lower margin government projects.

      General and administrative costs were lower in the three and nine months ended September 30, 1998, compared to a year ago, primarily reflecting increased utilization of employees on billable contracts and reduced corporate and subsidiary administrative staffs. General and administrative expenses, as a percentage of revenue, for the three and nine-month periods, decreased to 18% and 20%, respectively, in 1998 from 42% and 43%, respectively, in 1997.

      Due to the Asset Sale in the fourth quarter of 1997, the Company did not internally fund software product development in the first nine months of 1998, as compared to having spent $662,000 and $1.3 million, respectively, during the three and nine month periods ended September 30, 1998.

      The special item of $300,000 in the nine-month period ended September 30, 1998, reflects the additional realized gain from the Asset Sale associated with the repayment of the Promissory Note in February 1998. (see Note 1 to Financial Statements).

      The litigation judgment cost adjustment of $50,000 in the nine month period ended September 30, 1998, relates to the PLM litigation (see Note 3 to Financial Statements). The Company settled the case in May 1998 for $50,000 less than the amount previously accrued.

      Other income in 1998 reflects temporary accounting and administrative services provided to the buyer in the Asset Sale. This income is expected to end during the fourth quarter of 1998. Other income in 1997 reflects gains on the sale of assets related to facility downsizing.

      Net  interest  income  in 1998  and  1997  represents  earnings  from  the investment of cash balances in short-term, high-quality, government and corporate debt instruments. The higher net interest income in the three months ended September 30, 1998, as compared to a year ago, primarily reflects larger average cash balances. The Company had no borrowings under its line of credit during the first nine months of 1998 and 1997.


Liquidity and Capital Resources

      Cash and cash equivalents increased by $934,000 during the first nine months of 1998. The increase was due to cash provided by operations ($752,000) and cash proceeds from the repayment of the Promissory Note ($300,000), partially offset by the acquisition of equipment ($118,000).

      Receivables increased by $1,064,000 from December 31, 1997, primarily due to an increase in Rocky Flats services revenue in the first nine months of 1998. The allowance for sales adjustments decreased by $59,000 reflecting the net write-off of client disallowances associated with Rocky Flats billings.

      Accounts payable increased by $1,238,000 since the end of 1997, primarily associated with supporting increased revenues and the higher usage of subcontractors under the Rocky Flats Contract. Accrued compensation and related expenses increased by $427,000 during the nine-month period, primarily reflecting increased accrued vacation and holiday due to fewer holiday and vacation days taken in the first nine months of the year, an increase in the number of Energy employees, and the accrual of employer matching amounts payable under the Company's 401(k) Savings Plan.

      The  litigation   judgment  accrual  decreased  by  $950,000  due  to  the
settlement  of  the  PLM  litigation  in  May  1998  (see  Note  3 to  Financial
Statements).

      No cash dividend was declared in the first nine months of 1998.

      The impact of inflation on project revenue and costs of the Company was minimal.

      At September 30, 1998, the Company had available $2,500,000 of a $3,000,000 revolving loan facility. The Company has no outstanding borrowing against the line; however, $500,000 is assigned to support standby letters of credit. The line of credit expires in May 2000.

      Management believes that cash expected to be generated by operations, the Company's working capital, and its loan facility are adequate to meet its anticipated liquidity needs through the next twelve months.


Year 2000 Issue

      Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. The Company's technical personnel are in the process of assessing the impact of the Year 2000 issue on the Company's products and services.

      The Company has established a two-phase program to ensure that its proprietary software and internal computer systems are Year 2000 compliant. The initial phase, which included planning, inventory and assessment, has been substantially completed. The final phase, which consists of correction, testing, deployment and acceptance, is in process and is expected to be completed by mid-1999. The Company expects that the cost of making its proprietary software and internal systems compliant will not have a material effect on its overall financial position or results of operations.

      The Company is also beginning the same two-phase program to assess the risks to the Company of systems owned and operated by outside parties but used by the Company in its leased and rented facilities which have embedded technology, such as elevator and telephone systems, security systems, and other physical office infrastructure. The Company is examining infrastructure issues on an office-by-office basis and the initial phase is planned to be completed by the end of 1998 with the final phase completed during 1999. The Company expects to develop contingency plans to address any such embedded technology issues as they are identified.

      The Company is in the process of communicating with its major clients, subcontractors, banking institution, and payroll vendor to determine whether they are or will be Year 2000 capable. By mid-1999, the Company expects to have identified and develop contingency plans for any such clients and vendors who will not be Year 2000 ready.

      Even with the effort to address the Year 2000 issue made by the Company to date, there can be no assurance that the systems of other entities on which the Company relies, including the Company's internal systems and proprietary software, will be timely remediated, or that a failure to remediate by another entity and/or the Company, would not have a material effect on the Company's results of operations.

      The Company will utilize both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. The total cost associated with the required modifications and conversions is not expected to be material to the Company's consolidated results of operations and financial position.


Forward-Looking Statements

      Statements contained in this report which are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include the uncertainty of future profitability; reliance on major customers; uncertainty regarding industry trends and customer demand; uncertainty of access to additional capital; reliance on key personnel; uncertainty regarding competition; government contract audits; and Year 2000 issues, including the costs of compliance and anticipated results, described above. Additional risks are detailed in the Company's filings with the Securities and Exchange Commission ("SEC"), including its Form 10-K for the year ended December 31, 1997.

                          PART II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

      11.0 Statement regarding computation of per share earnings: See Notes to Consolidated Financial Statements.

      27.0*    Financial Data Schedule

      (b)  Reports on Form 8-K

               None.


----------------------
  *  Filed herewith.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: November 12, 1998



                                  TENERA, INC.


                                  By           /s/ JEFFREY R. HAZARIAN
                                     ------------------------------------------
                                               Jeffrey R. Hazarian
                                           Executive Vice President and
                                             Chief Financial Officer