Form 10-K
period 1998-12-31
TENERA INC
filed 1999-03-15
CIK 804731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          ----------------------------

                                    FORM 10-K

          (Mark One)

              [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy as information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of March 1, 1999, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $7,859,000 based on the last transaction price as reported on the American Stock Exchange. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

     The number of shares outstanding on March 1, 1999 was 10,129,403.

                      (This page intentionally left blank.)

                                      PART I


Item 1.  Business


General

     TENERA, Inc. ("TENERA" or the "Company"), a Delaware corporation, is the parent company of the subsidiaries described below.

      TENERA Rocky Flats, LLC ("Rocky Flats"), a Colorado limited liability company, was formed in 1995 to provide consulting and management services in connection with participation in the Performance Based Integrating Management Contract ("Rocky Flats Contract") at the DOE's Rocky Flats Environmental Technology Site ("Site").

      In 1997, the Company formed TENERA Energy, LLC ("Energy") and TENERA Technologies, LLC ("Technologies"), both Delaware limited liability companies, to consolidate its commercial electric power utility business and mass transportation business, respectively, into separate legal entities.

      In November 1997, the Company consummated the sale of all of the assets ("Asset Sale") of its Technologies subsidiary (see Notes 1 and 9 to Financial Statements).

      The Company's two continuing subsidiaries provide a broad range of professional consulting, management, and technical services to solve complex management, engineering, environmental, and safety challenges associated with the operation, asset management, and maintenance of power plants, federal government properties, and capital intensive industries.

      TENERA provides services to assist its commercial electric power industry clients with respect to nuclear and fossil plant operations, maintenance, and safety. This includes change management and organizational effectiveness, strategic business management, risk management, and ecological services. For its governmental clients, TENERA provides the Department of Energy ("DOE") and DOE prime contractors with assistance in devising, implementing, and monitoring strategies to improve performance and cost effectiveness from an operational, safety, and environmental perspective at DOE-owned nuclear reactor sites and national research laboratories.

      TENERA has developed expertise in providing solutions to complex technical and regulatory issues facing the commercial electric power industry, particularly nuclear facilities. Over the past several years, commercial electric utilities have experienced increased competitive pressure due to continued deregulation. For example, utilities continue to find it more difficult to recover total capital expenditures through rate increases, as well as facing increased competition from independent power producers, alternative energy production, and cogeneration. During the same period, utilities have responded to continued regulatory pressures to comply with complex safety and environmental guidelines. Safety problems and environmental issues have also emerged at government-owned production facilities. A massive program is underway throughout the DOE complex of nuclear facilities to comply with health, safety, and environmental requirements similar to those applicable to commercial facilities, principally in the areas of hazardous wastes, decontamination, decommissioning, and remediation. Electric utilities, as well as a variety of other industries, have been subjected to extensive regulation regarding environmentally safe handling of hazardous materials.

      It has been TENERA's strategy to provide solutions to these issues by providing clients with a high level of professional skills and a broad range of scientific, technological, and management resources. These include software and data bases which are used either in support of consulting projects or as the basis for development of stand alone software products and systems. The Company assists its clients in the initial identification and analysis of a problem, the implementation of a feasible solution that the client believes will be sensitive to business and public interest constraints, and the ongoing monitoring of that solution.

Background

      The Company's principal markets are the commercial electric utility industry and the DOE-owned nuclear materials production sites and national research laboratories. The electric utility industry has undergone considerable change in recent years and faces a complex mix of economic and regulatory pressures. There is continuing deregulation of the production and distribution of electricity, accompanied by the desire of utilities to meet demand for electricity through higher operating efficiency. Some of the Company's largest commercial clients have responded to a more competitive environment by implementation of significant cost control measures and activity in the merger and acquisition arena.

      Electric utilities and the DOE-owned nuclear sites also face close scrutiny resulting from public concern over health, safety, and the environment. The Company believes that increased enforcement of environmental laws and regulations continues to be prompted by publicity and public awareness of environmental problems and health hazards posed by hazardous materials and toxic wastes. The dismantlement and cleanup of the aging DOE weapons complex represents a significant market for the Company's service offerings.

      Economic pressures have resulted in certain changes in the focus of electric utility management. For example, the rate-making process now represents a significant area of risk to utilities. This has highlighted the importance of careful planning and documentation in connection with rate case preparation. Furthermore, utilities apparently are shifting their emphasis to ongoing performance reviews in making their rate base decisions, related to such measures as plant capacity factors. These changes in the rate-making process subject the utilities to substantial economic penalties for extended plant outages and have stimulated actions by them to assure more reliable operations.

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

      The markets for electric utility and DOE facility professional services and software products cover a broad range of activities. Typical markets include waste management, outage support, operating plant services, licensing support, safety and health management, maintenance and information services, decommissioning consulting, risk assessment, quality assurance and control, organizational effectiveness, engineering support, records management, fuel related services, employee professional training, plant security, and surplus asset disposal.

      In recent years, the slowdown in construction of commercial power plants has placed a premium on extending existing plant life and has shifted the electric utility commercial market emphasis. This has also resulted in greater attention by utilities to management systems for preventive maintenance and improved methods of plant operation. This may, in time, result in the expansion of the market for services and software associated with the efficient and profitable operation of existing capacity.


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

      The following table reflects the percentage of revenues derived for each of these areas for the period indicated during the fiscal years ended December 31, 1996 through 1998:

----------------------------------------------------------------------------------------------------------------
                                                                                Year Ended December 31,
                                                                          --------------------------------------
                                                                             1998         1997         1996
----------------------------------------------------------------------------------------------------------------
Consulting, Management, and Technical Services ........................     100.0%        86.4%        91.8%
Software Services, Products, and Systems* .............................        0 %        13.6%         8.2%

----------------------------------------------------------------------------------------------------------------

  *   Reflects only 10 months of revenues in 1997 due to the Asset Sale.

      Consulting and Management Services. The Company's consulting and management services involve determining a solution to client problems and challenges in the design, operation, and management of large facilities. Focus is also placed on providing expertise in the wide range of disciplines required to resolve complex legal and regulatory issues and offering executives guidance in strategic planning and implementing a coordinated, effective response to such issues. The Company applies its professional skills, software, and specialized data bases to all aspects of these problems and challenges in the following general areas:

        o  Strategic business management

        o  Organizational effectiveness and change management

        o  Risk management

        o Environmental and ecological issues at DOE and electric utility facilities

        o  Operations and maintenance performance improvement

        o  Plant safety

        o  Nuclear safety and criticality at DOE facilities

        o  Engineering design review and verification

        o  Company/organized labor union consulting

        o  Technology enhanced training services

        o  Surplus property management and disposal services

      Software Services, Products, and Systems. Until the Asset Sale in November 1997, the Company offered a range of information software services, products, and systems. The Company continues to utilize proprietary software tools and systems in connection with the risk management, operations and maintenance performance improvement, and technology enhanced training service areas.


Marketing and Clients

      Marketing. The Company's marketing strategy emphasizes its ability to offer a broad range of services designed to meet the needs of its clients in a timely and cost-efficient manner. The Company can undertake not only small tasks requiring a few professionals but also the management, staffing, design, and implementation of major projects which may last for several months and involve large numbers of professionals and subcontractors in several geographic locations. Characteristic of TENERA's marketing strategy are significant projects in which initial contracts have been only a fraction of the ultimate sale.

      The Company provides financial incentives to attract senior technical professionals with extensive utility industry experience and to encourage these individuals to market the complete range of TENERA's services throughout existing and potential customer organizations.

      TENERA's marketing efforts are facilitated by the technical reputation and industry recognition often enjoyed by its professional staff. TENERA's reputation in the electric power industry and as a DOE contractor, often leads to invitations to participate at an early stage in the conceptualization of a project. During this phase, the Company assists clients in developing an
                                       3
approach for efficiently and productively solving a problem. If new services or products are developed for a client, they generally are marketed to other clients with similar needs.

      The Company's reputation also leads to invitations to participate in large, multi-company teams assembled to bid on large DOE or utility projects.

      Clients. During the year ended December 31, 1998, TENERA provided services to over 35 clients involving over 65 contracts. During the year ended December 31, 1997, TENERA provided services and software to over 60 clients involving over 100 contracts (included 20 clients and 30 contracts in the Technologies subsidiary). Over 80% of TENERA's clients during the year ended December 31, 1998, had previously used its services.

      During the year ended December 31, 1998, two clients, Kaiser-Hill Company, LLC ("Kaiser-Hill"), prime contractor of the Rocky Flats Contract, and Safe Sites of Colorado, LLC ("Safe Sites"), a prime subcontractor of the Rocky Flats Contract, accounted for approximately 64% of the Company's total revenue (Kaiser-Hill - 37%; Safe Sites - 27%). During the year ended December 31, 1997, three clients accounted for approximately 67% of the Company's total revenue (Kaiser-Hill - 43%; ComEd - 14%; and Pacific Gas and Electric - 10%) and 78% of non-Technologies revenue. The Company has maintained working relationships with Kaiser-Hill and Safe Sites for four years, during which time various contracts have been completed and replaced with new or follow-on contracts. There can be no assurance that these relationships will be maintained at current levels or beyond the existing contracts, and the loss of these clients would have a material adverse effect on the Company (see "Operating Risks").


Operations

      The Company primarily contracts for its services in one of three ways: time and materials ("T & M"), time and materials plus incentive fee ("TMIF"), or fixed price. T & M and TMIF contracts, which cover a substantial amount of TENERA's revenues, are generally billed monthly by applying a multiplier factor to specific labor costs or by use of a fixed hourly labor rate charged to each project. T & M and TMIF contracts are generally structured to include "not-to-exceed" ceilings; however, if after initial review or after work has started, it is noted that additional work is required, the contract normally can be renegotiated to include such additional work and to increase the contract ceiling accordingly. Also, prior to the Asset Sale, the Company received license and annual maintenance fees from contracts involving software products. During the year ended December 31, 1997, such fees amounted to $600,000 ($283,000 in 1996).

      Fixed-price contracts are generally applicable where TENERA has been requested to deliver services and/or products previously developed by it or deliverable to multiple customers. At December 31, 1998, of the total outstanding contracts, less than 10% were fixed-price.

      TENERA generally receives payments on amounts billed 30 to 90 days after billing, except for retention under contracts. Since the majority of TENERA's clients are utility companies, DOE, or DOE prime contractors, TENERA historically has experienced a low percentage of losses due to poor credit risks.


Backlog

      As of December 31, 1998, TENERA had contracted a backlog of approximately $18.5 million, all of which is cancelable by the clients. The Rocky Flats and Energy subsidiaries account for $17.2 million and $1.3 million, respectively, of the backlog. Contracted backlog represents the aggregate of the remaining value of those active contracts entered into by TENERA for services which are limited by a contractual amount and does not include any estimates of open-ended services contracts or unfunded backlog that may result from additions to existing contracts.

      Since all outstanding contracts are cancelable, there is no assurance that the revenues from these contracts will be realized by the Company. If any contract is canceled, there is no assurance that the Company will be successful in replacing such contract.

Competition

      The market for consulting and management services is highly competitive and TENERA competes with several larger firms with significantly greater resources. The primary competitive factor in the market for consulting and management services is price, and certain of TENERA's competitors are able to offer similar services at prices that are lower than those offered by TENERA (see "Operating Risks").


Research and Development

      It has been TENERA's policy to undertake development projects of software, systems, and data bases only if they can be expected to lead directly to proprietary products that may be generally marketable. A portion of TENERA's research and development effort may be funded through customer-sponsored projects, although the rights to the systems and data bases generally remain with TENERA. Because TENERA's research and development activities involve the integration of customer-funded, cost sharing, and TENERA-funded projects, it is not possible to segregate on a historical basis all of the specific costs allocable as research and development costs. In 1998, TENERA spent under $50,000 on software development related to its consulting services business, in contrast to expending in excess of $1,531,000 in 1997 ($562,000 in 1996) on software development related to its Technologies business prior to the Asset Sale.


Patents and Licenses

      The Company does not hold any patents material to its business. TENERA relies upon trade secret laws and contracts to protect its proprietary rights in software systems and data bases. The service and license agreements under which clients acquire certain rights to access and use TENERA's software technology generally restrict the clients' use of the systems to their own operations and prohibit disclosure to others.


Personnel

      At December 31, 1998, the Company employed a total of 173 consultants, engineers, and scientists and a supporting administrative staff of 23 employees. Eight employees hold doctorates and 57 employees hold master's degrees. TENERA also retains the services of numerous independent contractors in order to fulfill specific needs for particular projects. None of TENERA's employees are represented by a labor union.


Item 2.  Properties

      The Company's headquarters are located in San Francisco, California, and consist of approximately 13,500 square feet of leased office space, expiring in 2000. TENERA also leases approximately 6,500 square feet in Louisville, Colorado, expiring in 2000. Additionally, TENERA maintains a 900 square feet project office in San Luis Obispo, California which expires in 1999 and a month-to-month lease covering approximately 200 square feet in Richland, Washington, expiring in 1999. As a result of the Asset Sale, TENERA vacated its office space in Hartford, Connecticut, and is subleasing the space until lease expiration in 2000.

      The Company believes that its facilities are well maintained and adequate for its current needs.


Item 3.  Legal Proceedings

      None.


Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Shares of the Company's Common Stock are listed for trading on AMEX under the symbol TNR. The first trading day on AMEX was June 30, 1995, at which time 10,417,345 shares were outstanding. There were approximately 500 shareholders of record as of March 1, 1999.

----------------------------------------------------------------------------------------------------------------
                                     1998                          1997                          1996
                           -------------------------     -------------------------     -------------------------
                                Price Range of                Price Range of                Price Range of
                             TENERA, Inc. Shares           TENERA, Inc. Shares           TENERA, Inc. Shares
                           -------------------------     -------------------------     -------------------------
                             High            Low           High            Low           High            Low
----------------------------------------------------------------------------------------------------------------
First Quarter ......       $   0.875      $   0.50       $   0.9375     $   0.625      $   1.375      $   0.875
Second Quarter .....           1.00           0.5625         0.8125         0.50           1.4375         0.875
Third Quarter ......           1.6875         0.6875         0.625          0.50           1.0625         0.75
Fourth Quarter .....           2.75           0.75           0.8125         0.50           0.875          0.625
----------------------------------------------------------------------------------------------------------------

      The Board of Directors of the Company determines the amount of cash dividends which the Company may make to shareholders after consideration of projected cash requirements and a determination of the amount of retained funds necessary to provide for growth of the Company's business. The Company has made no distributions since 1991. The Company does not anticipate resumption of dividends in the foreseeable future.

Item 6.  Selected Financial Data

      The following consolidated selected financial data of the Company for the five prior years should be read in conjunction with the consolidated financial statements and related notes included elsewhere. The earnings (loss) per share amounts prior to 1997, have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." For further discussion of earnings per share and the impact of Statement No. 128, see Notes 2 and 5 to the Consolidated Financial Statements.

                                  TENERA, INC.
                              FINANCIAL HIGHLIGHTS



  (In thousands, except per share and statistical amounts)

----------------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31,
                                                       ---------------------------------------------------------
                                                         1998        1997         1996       1995        1994
----------------------------------------------------------------------------------------------------------------
OPERATIONS DATA
Revenue .........................................     $ 27,445    $ 21,121     $ 24,003    $ 25,545    $ 23,600
Operating Income (Loss) .........................        1,874      (2,139)      (1,382)      1,203      (1,239)
Net Earnings (Loss) .............................        1,674      (1,890)      (1,080)        898      (1,202)
Earnings (Loss) per Share-- Basic ...............         0.17       (0.19)       (0.11)       0.07       (0.13)
Earnings (Loss) per Share-- Diluted .............         0.16       (0.19)       (0.11)       0.07       (0.13)
Weighted Average Shares-- Basic..................       10,124      10,123       10,248       9,920       9,555
Weighted Average Shares-- Diluted................       10,450      10,123       10,248      10,014       9,555

CASH FLOW DATA
Net Cash Provided(Used) by Operating Activities..     $    906    $ (2,681)    $  2,954    $   (286)   $     17
Net Increase(Decrease) in Cash and Cash Equivalents      1,069      (1,672)       2,490        (469)        363

FINANCIAL POSITION AT DECEMBER 31
Cash and Cash Equivalents .......................        3,361       2,292        3,964       1,474       1,943
Working Capital .................................        4,474       2,831        4,555       5,836       4,024
Total Assets ....................................        9,206       6,052        7,940      10,087       8,616
Total Liabilities ...............................        4,538       3,065        3,062       3,912       4,069
Shareholders' Equity.............................        4,668       2,987        4,878       6,175       4,547

OTHER INFORMATION
Number of Employees .............................          196         187          208         270         170
----------------------------------------------------------------------------------------------------------------

                                       7

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition


                                  TENERA, INC.
                              RESULTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------
                                                                                   Percent of Revenue
                                                                        -----------------------------------------
                                                                                Year Ended December 31,
                                                                        -----------------------------------------
                                                                         1998           1997          1996
-----------------------------------------------------------------------------------------------------------------
Revenue .............................................................    100.0%        100.0%        100.0%

Direct Costs ........................................................     75.5          61.7          64.7

General and Administrative Expenses .................................     19.7          38.5          38.7

Software Development Costs...........................................     --             7.2           2.3

Special Items Income (Expense), Net .................................      1.1           1.7          (0.2)

Litigation Judgment Cost.............................................     (0.1)          4.5          --

Other Income ........................................................      0.8           0.1           0.1
                                                                        --------      --------      --------

   Operating Income (Loss) ..........................................      6.8         (10.1)         (5.8)

Interest Income, Net ................................................      0.5           0.5           0.7
                                                                        --------      --------      --------
Net Earnings (Loss) Before Income Tax Expense (Benefit)..............      7.3%         (9.6)%        (5.1)%
                                                                        ========      ========      ========
-----------------------------------------------------------------------------------------------------------------


Year Ended December 31, 1998 versus Year Ended December 31, 1997

      The Company's increased revenue in its Rocky Flats subsidiary, lower overall general and administrative expenses, and elimination of significant ongoing development costs as a result of the Asset Sale in the fourth quarter of 1997, resulted in net earnings, before income tax expense, special item, and adjustment to litigation judgment costs, of $1,653,000, compared to a loss of $1,434,000 in 1997 before income tax benefit, special item, and accrual for litigation judgement costs.

      The revenue increase in 1998 is primarily the result of increased Rocky Flats Contract activity, partially offset by the absence of Technologies revenue as a result of the Asset Sale. For 1998, the concentration of revenue from the government sector increased to 78% of total revenue from 53% in 1997. Approximately one-half of the increase in revenue concentration relates to the loss of Technologies revenue as a result of the Asset Sale. The other one-half of the revenue concentration increase is due to higher levels of Rocky Flats Contract activity versus 1997. The number of clients served during the year decreased to 35 from 40 (excluding 20 clients associated with the Technologies business) in 1997.

      Direct costs were higher in 1998, primarily as a result of increased revenue generation opportunities and the related use of subcontractor teams under the Rocky Flats Contract. Gross margins decreased to 25%, in 1998 from 38% in 1997, mainly due to an increase in the proportion of revenue derived from lower margin government projects.

      General and administrative costs were lower compared to a year ago, primarily reflecting increased utilization of employees on billable contracts and reduced corporate and subsidiary administrative staffs. General and administrative expenses also decreased, as a percentage of revenue, to 20% in 1998 from 39% in 1997.

      Due to the Asset Sale, the Company's software product development expenditures were not material in 1998, as compared to $1,531,000 in 1997.

      Effective November 14, 1997, the Company consummated the sale of all of the assets related to the Technologies business for $1,300,000 in cash, a promissory note in the amount of $300,000, a warrant to acquire 4% of the then outstanding shares of the buyer's common stock, exercisable upon the occurrence of an initial public offering or a change of control (as defined in the warrant), plus the assumption of all liabilities associated with the Technologies business. The Technologies subsidiary was not expected to produce profitable results in the subsequent twelve months due to the anticipated high level of investment needs to develop its products and for its business development activities. The special item of $355,000 in 1997 reflects the realized gain (exclusive of the effect of the note and warrant) from the Asset Sale (see Notes 1 and 9 to the Consolidated Financial Statements). The note was repaid in full in February 1998, and an additional gain of $300,000 was reported in 1998 as a special item. The warrant is deemed to have no value as of December 31, 1998 and December 31, 1997.

      On February 10, 1998, the Company was notified by the Superior Court for Alameda County of the trial judge's decision against the defendants in the action entitled PLM Financial Services, Inc. v TERA Corporation, et al. (Case No. 743 439-0, the "PLM Litigation"), in which TENERA and others were named as defendants. Damages were not specified in the Court's decision, but based on exposure estimates by the Company's counsel, the Company accrued litigation judgement expenses of $950,000 in 1997 related to this matter. In May 1998, the Company settled the case for $950,000 in cash, of which approximately $50,000 was paid by a co-defendant, TERA Corporation Liquidating Trust. The litigation judgment cost adjustment of $50,000 in 1998 reflects the lower amount paid by the Company versus the accrual established in 1997 (see Note 8 to Financial Statements).

      Other income in 1998 reflects temporary accounting and administrative services provided to the buyer in the Asset Sale. These services ceased during the fourth quarter of 1998. Other income in 1997 reflects gains on the sale of assets related to facility downsizing.

      Net  interest  income  in 1998  and  1997  represents  earnings  from  the investment of cash balances in short-term, high-quality, government and corporate debt instruments. The higher net interest income in 1998, as compared to a year ago, primarily reflects larger average cash balances. The Company had no borrowings under its line of credit during 1998 and 1997.


Year Ended December 31, 1997 versus Year Ended December 31, 1996

      Lower revenue and higher software product and business development expenses resulted in a pre-tax loss of $1,434,000, before the special item and litigation judgement costs, compared to a pre-tax loss of $1,167,000 in 1996 before the effect of special items.

      The revenue decrease was primarily the result of reduced government sales during the first nine months of 1997, partially offset by higher software revenue related to work on the Technologies subsidiary's contract with the National Railroad Passenger Corporation ("Amtrak") which began in late 1996. Concentration of revenue from the government sector decreased to 53% of total revenue for 1997 from 61% in 1996. The number of clients served during the year decreased to 60 (includes 20 clients in the Technologies subsidiary) from 75 in 1996. Revenue from software license and maintenance fees during 1997 increased to $600,000 from $283,000 in 1996, primarily due to new software installations.

      Direct costs were lower in 1997, primarily as a result of the reduced revenue generation opportunities. Gross margins increased to 38% in 1997 from 35% in 1996 due to the reduction in the proportion of revenue derived from lower margin government work, partially offset by the effect of an increased mix of higher cost subcontracted labor on fixed-price contracts associated with the Technologies subsidiary.

      General and administrative costs were lower in 1997 compared to a year ago, primarily due to lower administrative costs throughout the Company, partially offset by increased sales staff and marketing expenditures in the Technologies subsidiary, which amounted to $908,000 in 1997, compared to $241,000 in 1996.

      The level of the Company's internally funded investments in software product development in the Technologies subsidiary, increased to $1,531,000 in 1997, as compared to $562,000 in 1996. The development expenditures ceased in November 1997, as a result of the Asset Sale of the Technologies subsidiary described below (see also Note 1 and Note 9 to the Consolidated Financial Statements).

      Other income for 1997 was the same level as 1996. Other income in 1997 reflects gains on the sale of fixed assets related to facility downsizing. In 1996, other income primarily relates to the liquidation of the Company's interest in the Individual Plant Evaluation Partnership, a technical services partnership in which it was an operating participant.

      Effective November 14, 1997, the Company consummated the sale of all of the assets related to the Technologies business for $1,300,000 in cash, a promissory note in the amount of $300,000, a warrant to acquire 4% of the then outstanding shares of the buyer's common stock, exercisable upon the occurrence of an initial public offering or a change of control (as defined in the warrant), plus the assumption of all liabilities associated with the Technologies business. The Technologies subsidiary was not expected to produce profitable results in the subsequent twelve months due to the anticipated high level of investment needs to develop its products and for its business development activities. The special item of $355,000 in 1997, reflects the realized gain (exclusive of the effect of the note and warrant) on sale from the Asset Sale (see Notes 1 and 9 to the Consolidated Financial Statements). Full repayment of the note was contingent upon a minimum amount of equity funding of the buyer, which had not occurred at December 31, 1997. Therefore, the Company provided an allowance for uncollectability against the total amount of the note as of December 31, 1997. The note was repaid in full in February 1998, and an additional gain of $300,000 was reported in 1998. The warrant was deemed to have no value as of December 31, 1998 and 1997.

      In 1996, the special items' net expense of $50,000 is comprised of two items. First, in the second quarter of 1996, the Company recorded a $250,000 adjustment to the reserve related to the settlement of specific disputed costs on certain government contracts with the DOE. This positive earnings impact resulted from a further reduction of the reserve for sales adjustment established in 1991, and was based upon the successful completion of certain government audits and contract closeouts of prior periods. The second special adjustment occurred in December 1996, and offset the first item. This adjustment related to the repricing of debt owed to the Company by one of its executive officers (see Note 3 to the Consolidated Financial Statements). The principal amount of the note was reduced to the then current fair market value of the stock held as security, resulting in a charge to earnings of approximately $300,000.

      The Company accrued litigation judgement expenses of $950,000 in 1997 related to the PLM Litigation (see Note 8 to the Consolidated Financial Statements).

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


Liquidity and Capital Resources

      Cash and cash equivalents increased by $1,069,000 during 1998. The increase was due to cash provided by operations ($906,000), cash proceeds from the repayment of the Promissory Note ($300,000) and exercise of employee options ($7,000), partially offset by the acquisition of equipment ($146,000).

      Receivables increased by $1,999,000 from December 31, 1997, primarily due to an increase in Rocky Flats services revenue in 1998. The allowance for sales adjustments decreased by $58,000 reflecting the write-off of disallowed billings associated with the government sector.

      Accounts payable increased by $1,876,000 since the end of 1997, primarily associated with supporting increased revenues and the higher usage of subcontractors under the Rocky Flats Contract. Accrued compensation and related expenses increased by $447,000 during 1998, primarily reflecting an increase in the number of Energy employees, the accrual of employer matching amounts payable under the Company's 401(k) Savings Plan, and a higher vacation accrual balance related to an increase in average employee seniority.

      The  litigation   judgment  accrual  decreased  by  $950,000  due  to  the
settlement of the PLM Litigation in May 1998 (see Note 8 to the Consolidated Financial Statements).

      No cash dividend was declared in 1998.

      The impact of inflation on project revenue and costs of the Company was minimal.

      At December 31, 1998, the Company had available $2,500,000 of a $3,000,000 revolving loan facility with its lender which expires in May 2000. The Company has no outstanding borrowing against the line; however, $500,000 was assigned to support standby letters of credit.

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

      The Company has established a two-phase program to ensure that its proprietary software and internal computer systems are Year 2000 compliant. The initial phase, which included planning, inventory and assessment, has been substantially completed. The final phase, which consists of correction, testing, deployment and acceptance, is in process and is expected to be completed by mid-1999. The Company expects that the cost of making its proprietary software and internal systems compliant will be less than $50,000 and will not have a material effect on its overall financial position or results of operations.

      The Company is also beginning the same two-phase program to assess the risks to the Company of systems owned and operated by outside parties but used by the Company in its leased and rented facilities which have embedded technology, such as elevator and telephone systems, security systems, and other physical office infrastructure. The Company is examining infrastructure issues on an office-by-office basis and the initial phase was completed at the end of 1998. No costs have been expended by the Company through 1998. The final phase is planned to be completed by mid-1999 and the Company expects to develop contingency plans to address any such embedded technology issues as they are identified.

      The Company is in the process of communicating with its major clients, subcontractors, banking institution, and payroll vendor to determine whether they are or will be Year 2000 compliant. By mid-1999, the Company expects to have identified and develop contingency plans for any such clients and vendors who will not be Year 2000 ready.

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

      The Company will utilize both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. The total cost associated with the required modifications and conversions is not expected to exceed $50,000, including infrastructure and embedded technology (see "Operating Risks").


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

      History of  Losses;  Uncertainty  of Future  Profitability.  Net  earnings
(loss) over the period 1990 through 1998 were $7.9 million in 1990, $(6.4 million) in 1991, $0.8 million in 1992, $(0.3 million) in 1993, $(1.2 million) in 1994, $0.9 million in 1995, $(1.1 million) in 1996, $(1.9 million) in 1997, and $1.7 million in 1998. There can be no assurance of the level of earnings, if any, that the Company will be able to derive in the future.

      Reliance on Major Customers. During fiscal 1998, two customers, Kaiser-Hill and Safe Sites, accounted for approximately 64% of the Company's total revenues, and during 1997, three customers, Kaiser-Hill, ComEd, and PG&E, accounted for approximately 67% of the Company's total revenues (78% of non-Technologies revenue). All outstanding customer contracts are cancelable upon notice by either party, and therefore, there can be no assurance that relationships with customers will be maintained at existing levels, or at all. The discontinuation or material reduction of business relations with any of these customers would have a material adverse impact on TENERA's business (see
Item 1, "Business -- Marketing and Clients").

      Uncertainty Regarding Industry Trends and Customer Demand. As a result of the slowdown in the construction of power plants and the absence of new power plants scheduled for construction, as well as the gradual deregulation of the production and distribution of electricity, the market for engineering services relating to licensing and construction of power plants has contracted, and the market for services related to efficient and profitable operation of existing capacity has expanded. There can be no assurance that (i) TENERA will have the financial and other resources necessary to successfully research, develop, introduce, and market new products and services, (ii) if, or when, such new products or services are introduced, they will be favorably accepted by current or potential customers, or (iii) TENERA will be otherwise able to fully adjust its services and products to meet the changing needs of the industry (see Item 1, "Business -- Background").

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

      Reliance on Key Personnel. Due to the nature of the consulting and professional services business, the Company's success depends, to a significant extent, upon the continued services of its officers and key technical personnel and the ability to recruit additional qualified personnel. The Company experienced a historically high rate of turnover as revenue and earnings began to decline in 1991 and thereafter. Further loss of such officers and technical personnel, and the inability to recruit sufficient additional qualified personnel, could have a material adverse effect on the Company.

      Government Contracts Audits. The Company's United States government contracts are subject in all cases to audit by governmental authorities. In 1994, an audit was concluded, which began in 1991, of certain of its government contracts with the DOE relating to the allowability of certain employee compensation costs. The Company made a special charge to earnings in 1991 for a $2.4 million provision for the potential rate adjustments then disputed by the Company and the government. As a result of resolving certain issues in the dispute, the Company recognized increases to earnings of $500,000 in 1994 and $250,000 in 1996. Cash payments to clients associated with the settlement, which are estimated to be between $400,000 and $500,000, which were accrued for in the 1991 Special Charge to earnings, are expected to be made as government contracts with individual clients are closed out. There can be no assurance that no additional charges to earnings of the Company may result from future audits of the Company's government contracts.

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

Item 8.  Financial Statements and Supplementary Data

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



  (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      1998            1997             1996
----------------------------------------------------------------------------------------------------------------
Revenue ....................................................      $   27,445       $   21,121       $   24,003
Direct Costs ...............................................          20,718           13,038           15,527
General and Administrative Expenses ........................           5,416            8,131            9,281
Software Development Costs .................................              --            1,531              562
Special Items Income (Expense), Net ........................             300              355              (50)
Litigation Judgment Cost ...................................             (50)             950               --
Other Income ...............................................             213               35               35
                                                                  -------------    ------------     ------------
   Operating Income (Loss)..................................           1,874           (2,139)          (1,382)
Interest Income, Net .......................................             129              110              165
                                                                  -------------    ------------     ------------
   Net Earnings (Loss) Before Income Tax Expense(Benefit)...           2,003           (2,029)          (1,217)
Income Tax  Expense (Benefit)...............................             329             (139)            (137)
                                                                  -------------    ------------     ------------
Net Earnings (Loss).........................................      $    1,674       $   (1,890)      $   (1,080)
                                                                  =============    ============     ============
Net Earnings (Loss) per Share-- Basic ......................      $     0.17       $    (0.19)      $    (0.11)
                                                                  =============    ============     ============
Net Earnings (Loss) per Share-- Diluted ....................      $     0.16       $    (0.19)      $    (0.11)
                                                                  =============    ============     ============
Weighted Average Number of Shares Outstanding-- Basic.......          10,124           10,123           10,248
                                                                  =============    ============     ============
Weighted Average Number of Shares Outstanding-- Diluted.....          10,450           10,123           10,248
                                                                  =============    ============     ============
----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                           CONSOLIDATED BALANCE SHEETS



  (In thousands, except share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                                           December 31,
                                                                                   -----------------------------
                                                                                      1998             1997
----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and cash equivalents ...............................................       $    3,361       $    2,292
   Receivables, less allowances of $1,300 (1997 - $1,358)
     Billed ................................................................            2,692            1,643
     Unbilled ..............................................................            2,734            1,726
   Other current assets ....................................................              225              235
                                                                                   ------------     ------------
       Total Current Assets ................................................            9,012            5,896
Property and Equipment, Net ................................................              194              156
                                                                                   ============     ============
         Total Assets ......................................................       $    9,206       $    6,052
                                                                                   ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable.........................................................       $    2,514       $      638
   Accrued compensation and related expenses ...............................            1,924            1,477
   Income taxes payable ....................................................              100               --
   Litigation judgment accrual .............................................               --              950
                                                                                   ------------     ------------
       Total Current Liabilities ...........................................            4,538            3,065
Commitments and Contingencies
Shareholders' Equity
   Common Stock, $0.01 par value, 25,000,000 authorized, 10,417,345 issued and
   outstanding .............................................................              104              104
   Paid in capital, in excess of par .......................................            5,699            5,698
   Retained earnings (Accumulated deficit)..................................             (835)          (2,509)
   Treasury stock-- 287,942 shares (1997 - 294,192 shares) .................             (300)            (306)
                                                                                   ------------     ------------
       Total Shareholders' Equity ..........................................            4,668            2,987
                                                                                   ------------     ------------
         Total Liabilities and Shareholders' Equity ........................       $    9,206       $    6,052
                                                                                   ============     ============
----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

  (In thousands, except share amounts)

--------------------------------------------------------------------------------------------------------------
                                                     Paid-In       Retained
                                                   Capital in      Earnings
                                       Common        Excess      (Accumulated      Treasury
                                        Stock        of Par        Deficit)         Stock           Total
--------------------------------------------------------------------------------------------------------------
December 31, 1995 ......             $    104      $ 5,698        $    461       $    (88)      $   6,175
Repurchase of 205,096 Shares               --           --              --           (217)           (217)
Net Loss ...............                   --           --          (1,080)            --          (1,080)
                                    ------------- -------------  -------------  -------------- ---------------
December 31, 1996 ......                  104        5,698            (619)          (305)          4,878
Repurchase of 1,694 Shares                 --           --              --             (1)             (1)
Net Loss ...............                   --           --          (1,890)            --          (1,890)
                                    ------------- -------------  -------------  -------------- ---------------
December 31, 1997 ......                  104        5,698          (2,509)          (306)          2,987
Reissuance of 6,250 Shares                 --            1              --              6               7
Net Earnings ...........                   --           --           1,674             --           1,674
                                    ============= =============  =============  ============== ===============
December 31, 1998 ......             $    104      $ 5,699        $   (835)      $   (300)      $   4,668
                                    ============= =============  =============  ============== ===============
--------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


  (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      1998            1997             1996
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings (loss)......................................      $    1,674       $   (1,890)      $   (1,080)
   Adjustments to reconcile net earnings (loss) to
   cash provided (used) by operating activities:
     Depreciation ..........................................             108              231              272
     (Gain) Loss on sale of equipment ......................              (2)             (21)              (8)
     Gain on sale of Technologies business .................            (300)            (355)              --
     Decrease in allowance for sales adjustments ...........             (58)            (146)          (1,262)
     Deferred income taxes .................................              --               --              (90)
     Changes in assets and liabilities:
       Receivables .........................................          (1,999)          (1,243)           5,758
       Other current assets ................................              10              222              107
       Other assets ........................................              --               --               17
       Accounts payable ....................................            1876             (128)            (144)
       Accrued compensation and related expenses ...........             447             (301)            (382)
       Litigation judgment accrual .........................            (950)             950               --
       Income taxes payable ................................             100               --             (216)
       Non-Current liabilities .............................              --               --              (18)
                                                                  -------------    ------------     ------------
         Net Cash Provided (Used) by Operating Activities ..             906           (2,681)           2,954
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment ...................            (146)            (311)            (258)
   Proceeds from sale of equipment .........................               2               21               11
   Proceeds from sale of Technologies business .............             300            1,300               --
                                                                  -------------    ------------     ------------
         Net Cash Provided (Used) in Investing Activities ..             156            1,010             (247)
CASH FLOWS FROM FINANCING ACTIVITIES
   Repurchase of equity ....................................              --               (1)            (217)
   Issuance of Common Stock from Treasury...................               7               --               --
                                                                  -------------    ------------     ------------
         Net Cash Provided (Used) by Financing Activities ..               7               (1)            (217)
                                                                  -------------    ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......           1,069           (1,672)           2,490

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .............           2,292            3,964            1,474
                                                                  -------------    ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...................      $    3,361       $    2,292       $    3,964
                                                                  =============    ============     ============
----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


Note 1. Organization

     TENERA, Inc. (the "Company"), a Delaware corporation, is the parent company of the subsidiaries described below.

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

      TENERA Energy, LLC ("Energy"), a Delaware limited liability company, was formed by the Company in May 1997, to consolidate its commercial electric power utility business into a separate legal structure. The Energy subsidiary provides consulting, management services, and training programs in organizational effectiveness and organizational development, environmental outsourcing and monitoring, risk analysis and modeling, and business process improvement.

      TENERA Technologies, LLC ("Technologies"), a Delaware limited liability company, was formed by the Company in May 1997 to consolidate its mass transportation business into a separate legal entity. Before the Asset Sale described below, Technologies provided computerized maintenance management software and consulting to the mass transit industry. On November 14, 1997, the Company consummated the sale of all of the assets ("Asset Sale") related to Technologies' mass transportation business, to Spear Technologies, Inc., a California corporation newly formed by former members of the Company's management. The Company received $1,300,000 in cash, a promissory note in the amount of $300,000, and a warrant to acquire 4% of the buyer's then outstanding shares of common stock exercisable upon an initial public offering or a change of control (as defined in the warrant). The buyer also assumed all liabilities associated with the Technologies business (see also Note 9).


Note 2. Summary of Significant Accounting Policies

     Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

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

      Property and Equipment. Property and equipment are stated at cost ($2,382,000 and $2,236,000 at December 31, 1998 and 1997, respectively), net of accumulated depreciation ($2,188,000 and $2,080,000 at December 31, 1998 and 1997, respectively). Depreciation is calculated using the straight line method over the estimated useful lives, which range from three to five years.

      Revenue. The Company primarily offers its services to the electric power industry and the DOE. Revenue from time-and-material and cost plus fixed-fee contracts is recognized when costs are incurred; from fixed-price contracts, on the basis of percentage of work completed (measured by costs incurred relative to total estimated project costs).

      The Company performs credit evaluations of these clients and normally does not require collateral. Reserves are maintained for potential sales adjustments and credit losses; such losses to date have been within management's expectations. Actual revenue and cost of contracts in progress may differ from management estimates and such differences could be material to the financial statements.

      During 1998, two clients accounted for 37% and 27% of the total revenue. In 1997, three clients accounted for 43%, 14%, and 10% of the Company's total revenue, and in 1996, two clients accounted for 56% and 11% of the total revenue.

      Income Taxes. The Company is a C Corporation subject to federal and state statutory income tax rates for income earned. Due to net losses in 1997 and 1996, an income tax benefit was recorded for each of those years. During 1998, a provision for income taxes was made after taking into account net operating loss carryforwards from previous years.

      Accounting for Stock-Based Compensation. Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") became effective for the Company's 1996 year. The Company continues to account for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25") and has provided the pro forma disclosures required by FAS 123 in Note 4.

      Per Share and Pro Forma Per Share Information. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings
(loss) per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings (loss) per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share and includes the effect of dilutive stock options. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the FAS 128 requirements. A reconciliation of the denominators of the basic and diluted earnings (loss) per share computations required by FAS 128 are presented in Note 5.

      Comprehensive Income (Loss). In 1997, the Financial Accounting Standards Board issued No. 130, "Reporting Comprehensive Income" ("FAS 130"), which requires that all items that are required to be recognized under accounting standards as comprehensive income (revenues, expenses, gains and losses) be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have material components of other comprehensive income. Therefore, comprehensive income (loss) is equal to net earnings (loss) reported for all periods presented.

      Disclosures about Segments of an Enterprise. In 1997, the Financial Accounting Standards Board issued No. 131, "Disclosures about Segments of an Enterprise and Related Information," (FAS 131"), which establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Company has one reportable operating segment under this statement, which is providing services with respect to operations, maintenance, safety, strategic business and risk management, and environmental/ecological issues for electric utility and DOE facilities. The required disclosures are reflected in the financial statements.


Note 3. Related Party Transactions

      Individual Plant Evaluation Partnership ("IPEP"). The Company was an equal participant in a partnership, IPEP, with Westinghouse Electric Corporation and Fauske & Associates, Inc., which provided executive consulting services to commercial utility companies.
IPEP ceased activities in 1995 and dissolved in April 1996.

      The Company's interest in IPEP was accounted for under the equity method. Each of the participants shared equally in the earnings and losses of IPEP. No income or losses were reported in 1998 and 1997. In 1996, the Company recorded income of $17,000 related to the final liquidation of IPEP.

      Notes Receivable. The Company had no outstanding notes receivables from executive officers at December 31, 1998, 1997, and 1996. In 1996, certain terms of a note made by an executive officer, related to the purchase of stock by such officer in 1988, were renegotiated to provide for a purchase price adjustment on the stock securing the note balance, and the remaining balance of the note was reduced to the then fair market value of the stock held as security, resulting in a charge to operations of $300,419 in 1996.

      TERA Corporation Liquidating Trust ("Trust"). The Trust was established by TERA Corporation ("Predecessor Corporation") in 1986, to facilitate the orderly sale or other disposition of the remaining assets and satisfaction of all remaining debts and liabilities of the Predecessor Corporation. The Company did not recognize any income or expense from the Trust in 1998, 1997, and 1996. As of May 31, 1998, the Trust was terminated after the total liquidation of its assets in connection with the settlement of litigation with PLM Financial Services, Inc. (see Note 8).


Note 4. Employee Benefit Plans

      401(k) Savings Plan. The 401(k) Savings Plan is administered through a trust that covers substantially all employees. Employees can contribute amounts to the plan, not exceeding 15% of salary. Effective January 1, 1996, the Company matched these amounts with a 100% contribution on a matching contribution base, not exceeding 6% of the employee's salary. As of January 1, 1997, the Company amended the plan to discontinue the matching contribution. Effective January 1, 1998, the Company reinstated the matching contribution equal to 50% of the first 4% of salary deferred. The Company, at its discretion, may also contribute funds to the plan for the benefit of employees. In 1998, charges to earnings for the 401(k) Savings Plan were $233,000. There were no charges to earnings in 1997 for the 401(k) Savings Plan and during 1996, charges to earnings amounted to $397,000. During 1998, 1997, and 1996, no discretionary amounts were contributed to the plan by the Company.

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

      Under the provisions of the Company's Option Plan, 1,500,000 shares are reserved for issuance upon the exercise of options granted to key employees and consultants. During 1998, options were granted for 300,000, 20,000 and 50,000 shares at an exercise price of $0.725, $0.5875 and $0.675, respectively, the then fair market values, expiring on February 19, 2004, April 20, 2004 and July 1, 2004, respectively. In 1997, options were granted for 370,000 and 50,000 shares at an exercise price of $0.70 and $0.65, respectively, the then fair market values, expiring on March 12, 2003 and May 1, 2003, respectively. In 1996, options were granted for 391,500 shares at an exercise price of $1.00, the then fair market value, expiring on February 1, 2002. During 1998, options for 660,750 shares were canceled due to employee terminations (122,500 and 278,500 in 1997 and 1996, respectively). Options for 6,250 shares were exercised in 1998, but no options were exercised in 1997 and 1996. As of December 31, 1998, options for 1,081,500 shares were outstanding and options for 669,500 shares were exercisable.

      Under the provisions of the 1993 Outside Directors Compensation and Option Plan, which was approved by the Board of Directors, effective March 1, 1994, as amended in 1998, 300,000 shares are reserved for issuance upon the exercise of options granted to non-employee directors. During 1998, options were granted for 37,500 and 25,000 shares at an exercise price of $0.5625 and $0.75, respectively, the then fair market value, expiring on March 1, 2008 and July 1, 2008, respectively. In 1997, options were granted for 32,000 shares at an exercise price of $0.6875, the then fair market value, expiring on March 1, 2007. In 1996, options were granted for 50,000 shares at an exercise price of $1.00, the then fair market value, expiring on March 1, 2006. During 1998, options for 8,000 shares were canceled due to a director resignation (12,500 in 1997 and none in 1996). No options were exercised in 1998, 1997, and 1996. As of December 31, 1998, options for 204,000 shares were outstanding and 141,500 were exercisable.

      Pro forma information regarding net earnings (loss) and earnings (loss) per share is required by FAS 123 for fiscal years beginning after December 31, 1994, and has been determined as if the Company had accounted for its stock options under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997, and 1996: risk-free interest rates of 5.0% each for the February, March, April, and July 1998 grants; 6.0% and 5.85%, respectively, for the March and May 1997 grants; and 5.2% and 5.7%, respectively, for the February and March 1996 grants; dividend yield of 0% for all years; volatility factors of the expected market price of the Company's common stock of 0.48, and 0.51, and 0.53, respectively; and a weighted-average expected life of the option of five years for all employee grants and seven years for director grants.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting periods of the options. The Company has elected to base its initial estimate of compensation expense on the total number of options granted. Subsequent revisions to reflect actual forfeitures are made in the period the forfeitures occur through a catch-up adjustment. Because of the large number of forfeitures in 1998 related to options granted in prior years, FAS 123 treatment results in negative compensation expense. Pro forma information regarding the Company's net earnings
(loss) and earnings (loss) per share follows:

  (In thousands, except for per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      1998            1997             1996
----------------------------------------------------------------------------------------------------------------
Net Earnings (Loss)-- As Reported ..........................      $    1,674       $   (1,890)      $   (1,080)

Pro Forma Net Earnings (Loss)--FAS 123 .....................           1,672           (1,940)          (1,133)

Net Earnings (Loss) per Share-- As Reported Basic ..........      $     0.17       $    (0.19)      $    (0.11)
                                                                  =============    ============     ============
Net Earnings (Loss) per Share-- As Reported Diluted ........      $     0.16       $    (0.19)      $    (0.11)
                                                                  =============    ============     ============
Pro Forma Net Earnings (Loss) per Share-- FAS 123 Basic ....      $     0.17       $    (0.19)      $    (0.11)
                                                                  =============    ============     ============
Pro Forma Net Earnings (Loss) per Share-- FAS 123 Diluted ..      $     0.16       $    (0.19)      $    (0.11)
                                                                  =============    ============     ============
----------------------------------------------------------------------------------------------------------------

      A summary of the Company's stock option activity, and related information follows:

  (In thousands, except for per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                          Year Ended December 31,
                           -------------------------------------------------------------------------------------
                                     1998                          1997                          1996
                           -------------------------     -------------------------     -------------------------
                                          Weighted-                     Weighted-                     Weighted-
                                           Average                       Average                       Average
                                          Exercise                      Exercise                      Exercise
                            Options         Price         Options         Price         Options         Price
----------------------------------------------------------------------------------------------------------------
Outstanding --
Beginning of Year ..           1,528      $    0.98          1,211      $    1.09          1,048      $    1.20
                                               0.98                          1.09                          1.20
Granted ............             432           0.70            452           0.69            441           1.00
Exercised ..........              (6)          1.19             --             --             --             --
Forfeited ..........            (669)          0.90           (135)          1.18           (278)          1.36
                           ==========     ==========     ==========     ==========     ==========     ==========
Outstanding--
End of Year ........           1,285      $    0.91          1,528      $    0.98          1,211      $    1.09
                           ==========     ==========     ==========     ==========     ==========     ==========
Exercisable at
End of Year ........             811      $    1.01            813      $    1.09            625      $    1.16

Weighted-Average Fair
Value of Options
Granted During the
Year ...............               $    0.35                     $    0.36                     $    0.52
----------------------------------------------------------------------------------------------------------------

      Exercise prices for options outstanding as of December 31, 1998, ranged from $0.5875 to $1.75. The weighted-average remaining contractual life of those options is 5.0 years.

Note 5. Earnings (Loss) per Share

      The following table sets forth the computation of basic and diluted (loss) earnings per share:

  (In thousands, except for per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      1998            1997             1996
----------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings (loss) .....................................      $    1,674       $   (1,890)      $   (1,080)
Denominator:
  Denominator for basic earnings per share --
  weighted-average shares outstanding.......................          10,124           10,123           10,248
  Effect of dilutive securities:
    Employee & Director stock options(Treasury stock method)             326               --               --


  Denominator for diluted earnings per share --
  weighted-average common and common equivalent shares .....          10,450           10,123           10,248
                                                                  =============    ============     ============
Basic earnings (loss) per share  ...........................      $     0.17       $    (0.19)      $    (0.11)
                                                                  =============    ============     ============
Diluted earnings (loss) per share  .........................      $     0.16       $    (0.19)      $    (0.11)
                                                                  =============    ============     ============
----------------------------------------------------------------------------------------------------------------

      Due to the loss from operations, earnings (loss) per share for 1997 and 1996 are based on the weighted average number of common shares only, as the effect of including equivalent shares from stock options would be anti-dilutive.

Note 6. Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997, are as follows, using the liability method:

----------------------------------------------------------------------------------------------------------------
                                                                                           December 31,
                                                                                   -----------------------------
                                                                                      1998             1997
----------------------------------------------------------------------------------------------------------------
Current Deferred Tax Assets
     Contract provisions not currently deductible ..........................       $      466       $      490
     Accrued expenses not currently deductible .............................              427              618
     Net operating loss carryforward .......................................               --              382
                                                                                   ------------     ------------
         Total Current Gross Deferred Tax Assets ...........................              893            1,490
     Less:  Valuation Allowance ............................................             (772)          (1,200)


Current Deferred Tax Liabilities
     Revenue differences related to timing .................................              121              290
                                                                                   ------------     ------------
         Net Current Deferred Tax Liabilities ..............................       $       --       $       --
                                                                                   ============     ============
----------------------------------------------------------------------------------------------------------------

      The current and deferred tax provisions for the years ended December 31, 1998, 1997, and 1996, are as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                                    ---------------------------------------------
                                                                       1998            1997             1996
-----------------------------------------------------------------------------------------------------------------
Current:
     Federal .....................................................  $      256      $     (137)      $      (47)
     State .......................................................          73              (2)              --
                                                                    -----------     ------------     ------------
                                                                           329            (139)             (47)
                                                                    -----------     ------------     ------------

Deferred:
     Federal .....................................................          --              --              (77)
     State .......................................................          --              --              (13)
                                                                    -----------     ------------     ------------
                                                                            --              --              (90)
                                                                    -----------     ------------     ------------
     Tax Provision (Benefit) .....................................  $      329      $     (139)      $     (137)
                                                                    ===========     ============     ============
-----------------------------------------------------------------------------------------------------------------

      The valuation allowance decreased by $428,000, during the year ended December 31, 1998, for those deferred tax assets which may not be realized. The decrease primarily relates to the usage of net operating loss carryforwards for tax purposes.

      The provision (benefit) for income taxes differed from the amount computed by applying the statutory federal and state income tax rate for the years ended December 31, 1998, 1997, and 1996, as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                                    ---------------------------------------------
                                                                       1998            1997             1996
-----------------------------------------------------------------------------------------------------------------
Federal Statutory Rate ...........................................      34%            (34)%            (35)%
State Taxes, Net of Federal Benefit ..............................       2%             (3)%             (1)%
Permanent Differences ............................................       1%             (2)%             (8)%
Valuation Allowance ..............................................     (21)%            39 %             33%
Net Operating Loss Carryback .....................................      --              (7)%             --
                                                                    -----------     ------------     ------------
Income Tax (Benefit) Provision ...................................      16%             (7)%            (11)%
                                                                    ===========     ============     ============
-----------------------------------------------------------------------------------------------------------------

      The Company paid income taxes of $222,000 in 1998 and received net income tax refunds of $138,000 in 1997.

      At December 31, 1998, the Company had no net operating loss carryforwards.


Note 7. Commitments and Contingencies

      Leases. The Company occupies facilities under noncancelable operating leases expiring at various dates through 2000. The leases call for proportionate increases due to property taxes and certain other expenses. Rent expense amounted to $309,000 for the year ended December 31, 1998 ($524,000 in 1997 and $702,000 in 1996).

      Minimum rental commitments under operating leases, principally for real property, are as follows (in thousands):

  (Year Ending December 31)

----------------------------------------------------------------------------------------------------------------
1999 .........................................................................................      $      574
2000 .........................................................................................             414
                                                                                                    ============
Total Minimum Payments Required ..............................................................      $      988
                                                                                                    ============
----------------------------------------------------------------------------------------------------------------

      Revolving Loan Agreement. A loan agreement with a bank provides for a revolving line of credit of $3,000,000, through May 2000. At December 31, 1998, $2,500,000 was available under the credit line, and in addition, $500,000 was assigned to support standby letters of credit. Amounts advanced under the line of credit are secured by the Company's eligible accounts receivable. Under the agreement, the Company is obligated to comply with certain covenants related to equity, quick ratio, debt/equity ratio, and profits. The interest rate under the agreement is the bank's prime rate (7.75% at December 31, 1998). During 1998, 1997, and 1996, the Company paid no interest expense, as there were no borrowings.

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


Note 9. Special Items

      On November 14, 1997, the Company consummated the sale of all of the assets related to Technologies' mass transportation business to Spear Technologies, Inc., a California corporation newly formed by former members of the Company's management. The Company received $1,300,000 in cash, a promissory note in the amount of $300,000, and a warrant to acquire 4% of the buyer's then outstanding shares of common stock exercisable upon an initial public offering or a change of control (as defined in the warrant). The buyer also assumed all liabilities associated with the Technologies business. The special item of $355,000 in 1997, reflects the gain on sale from the Asset Sale, exclusive of the effect of the note and warrant. Full repayment of the note was contingent upon a minimum amount of equity funding of the buyer, which had not occurred at December 31, 1998. Therefore, the Company provided an allowance for the potential uncollectability of the note in 1997. The note was repaid in full in February 1998, and the additional gain of $300,000 was reported as a special item in 1998. The warrant was deemed to have no value as of December 31, 1998 and 1997. The revenues of the Technologies subsidiary were $2.9 million for the ten-month period ended October 31, 1997.

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

  (In thousands, except per share or unit amounts)

----------------------------------------------------------------------------------------------------------------
                                 Quarter Ended                                    Quarter Ended
                  ---------------------------------------------    ---------------------------------------------
                  12/31/98     9/30/98     6/30/98     3/31/98     12/31/97     9/30/97     6/30/97     3/31/97
----------------------------------------------------------------------------------------------------------------
Revenue .....     $ 7,887      $ 7,014     $ 6,453     $ 6,091     $ 5,789      $ 5,240     $ 4,692     $ 5,400
Direct Costs        6,060        5,363       4,797       4,498       3,646        3,228       2,946       3,218
General and
Administrative
Expenses ....       1,486        1,283       1,345       1,302       1,551        2,209       2,391       1,980
Software
Development
Costs .......          --           --          --          --         216          662         416         237
Special
Items
Income/
(Expense),             --           --          --         300         355           --          --          --
Net .........
Litigation
Judgment               --           --         (50)         --         950           --          --          --
Cost ........
Other Income           32           42          53          86          --           14          20           1
                  --------     -------     --------    --------    --------     --------    --------    --------
Operating
Income/(Loss)         373          410         414         677        (219)        (845)     (1,041)        (34)
Interest
Income ......          33           31          34          31          14           23          34          39
                  --------     -------     --------    --------    --------     --------    --------    --------
Net Earnings
(Loss)
Before
Income Tax
Expense/
(Benefit) ...         406          441         448         708        (205)        (822)     (1,007)          5
Income Tax
Expense/
(Benefit)  ..          80           20          54         175          --           --        (141)          2
                  --------     -------     --------    --------    --------     --------    --------    --------
Net
Earnings/
(Loss)  .....     $   326      $   421     $   394     $   533     $  (205)     $  (822)    $  (866)    $     3
                  ========     =======     ========    ========    ========     ========    ========    ========
Net Earnings/
(Loss) Per
Share-- Basic     $  0.03      $  0.04     $  0.04     $  0.05     $ (0.02)     $ (0.08)    $ (0.09)    $  0.00
                  ========     =======     ========    ========    ========     ========    ========    ========
Net Earnings/
(Loss) Per
Share--
Diluted .....     $  0.03      $  0.04     $  0.04     $  0.05     $ (0.02)     $ (0.08)    $ (0.09)    $  0.00
                  ========     =======     ========    ========    ========     ========    ========    ========
----------------------------------------------------------------------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS







The Board of Directors and Shareholders
TENERA, Inc.





      We have audited the accompanying consolidated balance sheets of TENERA, Inc. at December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TENERA, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.







                                                         ERNST & YOUNG LLP

San Francisco, California
January 22, 1999

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

      The directors of the Company are as follows:

           William A. Hasler, 57, has served as a Director of the Company since his election in March 1992 and Chairman of the Board of the Company since July 1998. Mr. Hasler is Co-Chief Executive Officer of Aphton Corporation, a bio-technology firm. Previously, Mr. Hasler was dean of the Walter A. Haas School of Business at the University of California, Berkeley. Prior to his appointment as dean in 1991, Mr. Hasler was Vice Chairman of Management Consulting for KPMG Peat Marwick from 1986 to 1991. Mr. Hasler is also a director of Asia Pacific Wire and Cable Corporation, Ltd., Aphton Corporation, Walker Systems, and TCSI Corporatin.

           Delbert F. Bunch, 56, has served as Director of the Company since his election in June 1998. He previously served as Senior Vice President of the Company from 1988 to 1991. Mr. Bunch has been President, since 1992, of Management Strategies, Inc., a private consulting firm to the commercial and U.S. government nuclear industry. Mr. Bunch was the Principal Deputy Secretary for Nuclear Energy, U.S. Department of Energy from 1983 to 1988.

           Jeffrey R. Hazarian, 43, has served as a Director of the Company since his election in October 1996, and was named its Executive Vice President in November 1997. He has also served as its Chief Financial Officer and Corporate Secretary since 1992. Previously, Mr. Hazarian held the position of Vice President of Finance from 1992 to 1997.

           Thomas S. Loo, Esq., 55, was elected as a Director of the Company in February 1997. He previously served as a Director of the Company from August 1987 to September 1993. Mr. Loo has been a partner, since 1986, of Bryan Cave LLP, general counsel to the Company. Mr. Loo has also served as a director of Teknekron Corporation since March 1989.

           Robert C. McKay, 47, has served as a Director of the Company since his election in June 1997, and was appointed its Chief Executive Officer and President in November 1997. Previously, Mr. McKay was Chief Operating Officer of the Company since April 1997. He was elected Senior Vice President of the Company in December 1992.

           Andrea W. O'Riordan, 27, has served as Director of the Company since her election in June 1998. Ms. O'Riordan is an Applications Marketing Coordinator for Oracle Corporation. Prior to her joining Oracle Corporation in 1996, Ms. O'Riordan was Marketing Coordinator, Latin America, for a Reuters Company, from 1993 to 1995.

           George L. Turin, Sc.D., 69, has served as a Director of the Company since his election in March 1995. Previously, Mr. Turin served as a Professor of Electrical Engineering and Computer Science at the University of California at Berkeley from 1960 to 1990. Mr. Turin also served as Vice President, Technology for Teknekron Corporation from 1988 to 1994.

      Officers of the Company hold office at the pleasure of the Board of Directors. There are no familial relationships between or among any of the executive officers or directors of the Company.

Item 11.  Executive Compensation

      The following tables set forth certain information covering compensation paid by TENERA to the Chief Executive Officer ("CEO") and each of the Company's other executive officers, other than the CEO, whose total annual salary and bonus exceeded $100,000 (the "named executives") for services to TENERA in all their capacities during the fiscal years ended December 31, 1998, 1997, and 1996.


                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------
                                                   Annual Compensation             Awards
                                              ------------------------------    -------------
                                                                                 Securities        All Other
         Name and                                                                Underlying        Compensa-
    Principal Position            Year           Salary          Bonus(1)        Options(2)         tion(3)
---------------------------------------------------------------------------------------------------------------

Robert C. McKay, Jr.              1998        $ 200,000        $ 152,500               --         $   3,200
Chief Executive Officer           1997          179,375            2,179           90,000                --
President                         1996          145,390               --           28,000             8,777
Jeffrey R. Hazarian               1998          159,000           50,400           75,000             3,180
Executive                         1997          145,875           25,000               --                --
Vice President and                1996          142,500               --           27,000             8,586
Chief Financial Officer

---------------------------------------------------------------------------------------------------------------

  (1) Includes $100,000 retention bonus paid to Mr. McKay in 1998 (see "Other Compensation Arrangements" below) and 1998 accrued bonus of $3,000 for Mr. Hazarian paid in February 1999.
   (2)Reflects the number of options granted under the 1992 Option Plan. The options expire at the earlier of the end of the option period or three months after employment termination.
   (3)These amounts represent the amounts accrued for the benefit of the named executives under the Company's 401(k) Plan.


      The following table sets forth certain information concerning options granted during 1998 to the named executives:


                             OPTIONS GRANTS IN 1998

----------------------------------------------------------------------------------------------------------------
                                                                                          Potential Realizable
                                                                                            Value at Assumed
                                                                                         Annual Rates of Stock
                                                                                           Price Appreciation
                                                 Individual Grants                           for Option Term
                                ----------------------------------------------------     -----------------------
                                                % of
                                                Total
                                Number of      Options
                                Securities    Granted to
                                Underlying    Employees    Exercise or
                                 Options      in Fiscal     Base Price    Expiration
          Name                   Granted        Year        ($/Share)        Date            5%            10%
----------------------------------------------------------------------------------------------------------------
Robert C. McKay, Jr. .....            --        --         $  --              --         $     --      $     --
Jeffrey R. Hazarian.......        75,000        20.27          0.725        2/19/04        18,493        41,954

----------------------------------------------------------------------------------------------------------------

Other Compensation Arrangements

      The 1992 Option Plan provides that options may become exercisable over such periods as provided in the agreement evidencing the option award. Options granted to date, including options granted to executive officers and set forth in the above tables, generally call for vesting over a four-year period. The 1992 Option Plan provides that a change in control of the Company will result in immediate vesting of all options granted and not previously vested.

      Other than as set forth below for Mr. McKay, the Company has no employment contracts or arrangements for its executive officers.

      Mr. McKay, upon appointment to Chief Operating Officer in 1997, was granted a retention bonus arrangement, amounting to $100,000, dependent upon his continued employment through June 30, 1998. The bonus was paid to Mr. McKay in 1998 in accordance with the arrangement.


Directors Compensation

      Except as described below, the directors of the Company are paid no compensation by the Company for their services as directors. Delbert F. Bunch, William A. Hasler, Thomas S. Loo, Andrea W. O'Riordan, and George L. Turin as non-employee directors, are paid a retainer of $1,000 per month. These non-employee directors are also paid a fee of $1,000 for each meeting of the Board and any Board Committee which they attend. The 1993 Outside Directors Compensation and Option Plan was approved by the Board effective March 1, 1994, as amended by the Board in 1998, and reserves up to 300,000 options for issuance to non-employee directors. In March 1998, 12,500 stock options were granted to each of Messrs. Hasler, Loo, and Turin. In July 1998, 12,500 stock options were granted to each of Mr. Bunch and Ms. O'Riordan. During 1997, 8,000 stock options were issued to each of Messrs. Hasler, Loo, Turin, and Williams (resigned in December 1997). During 1996, 12,500 stock options were issued to each of Ms. Cheng (resigned in February 1997) and Messrs. Hasler, Turin, and Williams. The options expire ten (10) years after, vest one (1) year after the date of grant, and have an exercise price equal to the fair market value of the shares of Common Stock on the date of grant. Upon exercise of the options, a director may not sell or otherwise transfer more than 50% of the shares until six (6) months after the date on which the director ceases to be a director of the Company. Due to their resignations, Mr. Williams' 1997 options and Ms. Cheng's 1996 options did not vest and were forfeited.


Compensation Committee Interlocks and Insider Participation

      During 1998, the Compensation Committee was composed of William A. Hasler, Thomas S. Loo, Andrea W. O'Riordan, and George Turin. Thomas S. Loo is a partner in the law firm of Bryan Cave LLP, general counsel to the Company and Teknekron Corporation, and is a director of Teknekron Corporation. Andrea W. O'Riordan, a director of the Company since June 29, 1998, is the daughter of Harvey E. Wagner, the Company's largest stockholder by virtue of a limited partnership interest in Incline Village Investment Group Limited Partnership (see Item 12). Mr. Wagner is also the sole stockholder and a director of Teknekron Corporation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      (a)  Security Ownership of Certain Beneficial Owners

      The following table sets forth certain information as of March 1, 1999, with respect to beneficial ownership of the shares of Common Stock of the Company by each person who is known by the Company to own beneficially more than 5% of the shares of Common Stock:

----------------------------------------------------------------------------------------------------------------
                                                                                                    Approximate
                                                                                     Shares           Percent
                                                                                  Beneficially      Beneficially
                              Name and Address                                       Owned             Owned
----------------------------------------------------------------------------------------------------------------
Harvey E. Wagner ..........................................................        3,708,658           36.6%(1)
P.O. Box 7463
Incline Village, NV  89450
Dr. Michael John Keaton Trust .............................................        1,106,887           10.9%(2)
P.O. Box 400
Orinda, CA  94563-0400
----------------------------------------------------------------------------------------------------------------

  (1) Such shares are held of record by Incline Village Investment Group Limited Partnership, a Georgia limited partnership, and were contributed to such partnership by Mr. Wagner in exchange for a 99% limited partnership interest. An additional 37,462 shares, as to which Mr. Wagner disclaims beneficial ownership, were contributed to such partnership by Mr. Wagner's spouse, Leslie Wagner, in exchange for a 1% general partner interest. Such partnership has sole voting and investment power with respect to all such shares. Mr. Wagner subsequently transferred a 14.7% limited partnership interest in the partnership to Ms. O'Riordan, a director of the Company, who disclaims beneficial ownership of all the shares held by such partnership.
  (2) Mr. Keaton has sole voting and investment power with respect to all shares shown as beneficially owned by him, subject to community property laws where applicable.

      (b)  Security Ownership of Management

      The following table sets forth information as of March 1, 1999, with respect to current beneficial ownership of shares of Common Stock by (i) each of the directors of the Company, (ii) each of the named executive officers (see
Item 11. "Executive Compensation"), and (iii) all current directors and executive officers as a group.


-------------------------------------------------------------------------------------------------------------------
                                                                       Shares           Shares
                                                                    Beneficially      Acquirable         Percentage
                             Name                                     Owned(1)        Within 60         Ownership(2)
                                                                                      Days(3)(4)
-------------------------------------------------------------------------------------------------------------------
Delbert F. Bunch ..............................................         --                                 --
William A. Hasler .............................................       20,000           58,000(3)            *
Jeffrey R. Hazarian ...........................................        7,186          136,250(4)            1.4%
Thomas S. Loo..................................................         --             20,500(3)            *
Robert C. McKay, Jr............................................        1,789          181,000(4)            1.8%
Andrea W. O'Riordan (5)........................................         --               --                 *
George L. Turin................................................       45,504           48,000(3)            *
                                                                    ------------     -------------     ------------
All Directors and Executive Officers as a Group (7 persons) ...       74,479          443,750               5.1%

-------------------------------------------------------------------------------------------------------------------

  (1) The persons named above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.
  (2) Based on the number of shares outstanding at, or acquirable within 60 days of March 1, 1999. Asterisks represent less than 1% ownership.
  (3) Represents options under the Company's 1993 Outside Directors Compensation and Option Plan which are exercisable on March 1, 1999, or within 60 days thereafter.
  (4) Represents options under the Company's 1992 Option Plan which are exercisable on March 1, 1999, or within 60 days thereafter. (5) Ms. O'Riordan is the daughter of Harvey E. Wagner, the Company's largest stockholder (see
  Item 12(a), "Security Ownership of
      Certain Beneficial Owners").

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


Item 13.  Certain Relationships and Related Transactions

      See "Compensation Committee Interlocks and Insider Participation."

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1)  Financial Statements

      The following financial statements of the Company are filed with this report and can be found in Part II, Item 8, on the pages indicated below:

                                                                            PAGE
        Consolidated  Statements of Operations--
        Year Ended December 31, 1998, 1997, and 1996 ....................... 14
        Consolidated Balance Sheets-- December 31, 1998 and 1997 ............15
        Consolidated Statements of Shareholders' Equity --
        Year Ended December 31, 1998, 1997, and 1996 ........................16
        Consolidated Statements of Cash Flows--
        Year Ended December 31, 1998, 1997, and 1996 ........................17
        Notes to Consolidated Financial Statements ..........................18
        Report of Independent Auditors ......................................28

(a)(2)  Financial Statement Schedules

      The following financial statement schedules with respect to the Company are filed in this report:

           Schedule VIII-- Valuation and Qualifying Accounts and Reserves ...37

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

  2.2          Asset  Acquisition  Agreement  dated  November 14,  1997, between
                  Registrant and Spear Technologies, Inc. (filed as Exhibit 2.1 to the Registrant's Form 8K filed with the SEC on November 14, 1997 and incorporated by reference herein (the "Form 8-K")).

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

  4.1          Form  of  Certificate  of  Common  Stock of  Registrant (filed by incorporation by reference to Exhibit 4.5 to the Registration Statement).

  10.1(1)      Second Amendment, dated August 31, 1998, to Registrant's lease on its properties located in Louisville, Colorado.

* 10.2(1)      Amended  and  Restated  1993  Outside  Director  Compensation and
                  Option Plan.
     --------------------------------------

  (1) Filed herewith.

   * Management contract or compensatory plan.

  11.1         Statement regarding computation of per share earnings:  See "Note
                  5 to Consolidated Financial Statements."

  21.1(1)      List of Subsidiaries of the Registrant.

  23.1(1)      Consent of Ernst & Young LLP, Independent Auditors.

  27.1(1)      Financial Data Schedule.

      (b)  Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the last quarter of 1998.

      (c)  Exhibits (see Item 14(a)(3) above.)

      (d)  Financial Statement Schedules

      The schedules listed in Item 14(a)(2) above should be used in conjunction with the Consolidated Financial Statements of the Company for the year ended December 31, 1998.




   ----------------------------
(1) Filed herewith.

                                                                   SCHEDULE VIII


                                  TENERA, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

  (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                      Additions              Deductions
                                                     ------------    ---------------------------
                                        Balance       Charged to                                     Balance at
                                       Beginning      Costs and      Credited to                       End of
          Description                   of Year        Expenses      Special Item       Other           Year
----------------------------------------------------------------------------------------------------------------
1996
Reserve for Sales Adjustment
and Credit Losses .............         $ 2,888        $   289         $   250         $ 1,301         $ 1,626
1997
Reserve for Sales Adjustment
and Credit Losses .............           1,626             36             122             182           1,358
1998
Reserve for Sales Adjustment
and Credit Losses .............           1,358              9            --                67           1,300

----------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 15, 1999



                                         TENERA, INC.

                                         By     /s/ JEFFREY R. HAZARIAN
                                            ------------------------------------
                                                    Jeffrey R. Hazarian
                                                   Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                       Title                        Date

   /s/ DELBERT F. BUNCH                Director                   March 15, 1999
---------------------------
      (Delbert F. Bunch)


   /s/ WILLIAM A. HASLER               Director                   March 15, 1999
---------------------------
      (William A. Hasler)
                                       Director,
                                Chief Financial Officer,
                                Executive Vice President,
                                and Corporate Secretary
   /s/ JEFFREY R. HAZARIAN     (Principal Financial Officer)      March 15, 1999
---------------------------
      (Jeffrey R. Hazarian)


   /s/ THOMAS S. LOO                   Director                   March 15, 1999
---------------------------
      (Thomas S. Loo)

                                       Director,
                                Chief Executive Officer,
                                     and President
   /s/ ROBERT C. MCKAY         (Principal Executive Officer)      March 15, 1999
---------------------------
      (Robert C. McKay)


   /s/ ANDREA W. O'RIORDAN             Director                   March 15, 1999
---------------------------
      (Andrea W. O'Riordan)

                                 Controller and Treasurer
   /s/ JAMES A. ROBISON, JR.   (Principal Accounting Officer)     March 15, 1999
---------------------------
      (James A. Robison, Jr.)


   /s/ GEORGE L. TURIN                 Director                   March 15, 1999
---------------------------
      (George L. Turin)

                                  EXHIBIT INDEX

Ex. 10.1 Second Amendment, dated August 31, 1998, to Registrant's lease on its properties located in Louisville, Colorado

Ex. 21.1          List of Subsidiaries of the Registrant

Ex. 23.1          Consent of Independent Auditors

Ex. 27.1          Financial Data Schedule