Form 10-K/A
period 1998-12-31
TENERA INC
filed 1999-03-24
CIK 804731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          ----------------------------

                                   FORM 10-K/A

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

INFORMATION INCLUDED IN THIS REPORT


         The Annual Report on Form 10-K for the year ended December 31, 1998 and filed with the Securities and Exchange Commission on March 15, 1999 is amended to add Item 7A, Quantitative and Qualitative Disclosure about Market Risk.

 Item 7A.   Quantitative and Qualitative Disclosure about Market Risk



Not Applicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 24, 1999



                                        TENERA, INC.

                                        By      /s/ JEFFREY R. HAZARIAN
                                           -------------------------------------
                                                    Jeffrey R. Hazarian
                                                   Chief Financial Officer
                                                (Principal Financial Officer)