Form 10-Q
period 1999-03-31
TENERA INC
filed 1999-05-10
CIK 804731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          ----------------------------

                                    FORM 10-Q

   (Mark One)

      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999

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

     The number of shares outstanding on March 31, 1999, was 10,129,403.

                                 TABLE OF CONTENTS

                                                                                                          PAGE

                         PART I -- FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements (Unaudited) .............................................    1
    Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition .....    8
    Item 3.  Quantitative and Qualitative Disclosures of Market Risk ...................................   10



                          PART II -- OTHER INFORMATION

    Item 1.  Legal Proceedings .........................................................................    *
    Item 2.  Changes in Securities .....................................................................    *
    Item 3.  Defaults Upon Senior Securities ...........................................................    *
    Item 4.  Submission of Matters to a Vote of Security Holders .......................................    *
    Item 5.  Other Information .........................................................................    *
    Item 6.  Exhibits and Reports on Form 8-K ..........................................................   11



_______________________
    *  None

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



  (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended March 31,
                                                                                  ------------------------------
                                                                                      1999             1998
----------------------------------------------------------------------------------------------------------------

Revenue ...................................................................       $     9,282       $     6,091

Direct Costs ..............................................................             7,285             4,498

General and Administrative Expenses .......................................             1,489             1,302

Special Item Income .......................................................                --               300

Other Income ..............................................................                --                86
                                                                                  -------------     ------------

  Operating Income ........................................................               508               677

Interest Income, Net ......................................................                27                31
                                                                                  -------------     ------------

  Net Earnings Before Income Tax Expense...................................               535               708

Income Tax Expense ........................................................               230               175
                                                                                  -------------     ------------

Net Earnings ..............................................................       $       305       $       533
                                                                                  =============     ============

Net Earnings per Share-- Basic ............................................       $      0.03       $      0.05
                                                                                  =============     ============

Net Earnings per Share-- Diluted ..........................................       $      0.03       $      0.05
                                                                                  =============     ============

Weighted Average Number of Shares Outstanding-- Basic .....................            10,129            10,123
                                                                                  =============     ============

Weighted Average Number of Shares Outstanding-- Diluted ...................            10,542            10,123
                                                                                  =============     ============

----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



  (In thousands, except share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                                   March 31,        December 31,
                                                                                      1999              1998
----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents ...............................................       $     3,164       $     3,361
  Receivables, less allowance of $1,300 (1998 - $1,300)
    Billed ................................................................             3,262             2,692
    Unbilled ..............................................................             3,408             2,734
  Other current assets ....................................................               196               225
                                                                                  -------------     ------------
      Total Current Assets ................................................            10,030             9,012
Property and Equipment, Net ...............................................               206               194
                                                                                  =============     ============
         Total Assets .....................................................       $    10,236       $     9,206
                                                                                  =============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable ........................................................       $     2,906       $     2,514
  Accrued compensation and related expenses ...............................             2,107             1,924
  Income taxes payable ....................................................               250               100
                                                                                  -------------     ------------
      Total Current Liabilities ...........................................             5,263             4,538
Commitments and Contingencies
Shareholders' Equity
  Common Stock, $0.01 par value, 25,000,000 authorized, 10,417,345 issued
  and outstanding .........................................................               104               104
  Paid in capital, in excess of par .......................................             5,699             5,699
  Retained earnings (Accumulated deficit) .................................              (530)             (835)
  Treasury stock-- 287,942 shares .........................................              (300)             (300)
                                                                                  -------------     ------------
        Total Shareholders' Equity ........................................             4,973             4,668
                                                                                  -------------     ------------
         Total Liabilities and Shareholders' Equity .......................       $    10,236       $     9,206
                                                                                  -------------     ------------

----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



  (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                     Paid-In         Retained
                                     Common          Capital         Earnings        Treasury           Total
                                      Stock            in          (Accumulated       Stock
                                                     Excess          Deficit)
                                                     of Par
----------------------------------------------------------------------------------------------------------------

December 31, 1998 ..........     $       104      $     5,699      $      (835)    $      (300)     $     4,668


Net Earnings ...............              --               --              305              --              305
                                 ------------     ------------     ------------    ------------     ------------

March 31, 1999 .............     $       104      $     5,699      $      (530)    $      (300)     $     4,973
                                 ============     ============     ============    ============     ============

----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

  (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended March 31,
                                                                                  ------------------------------
                                                                                      1999             1998
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net earnings ............................................................       $       305       $       533

  Adjustments to reconcile net earnings to cash (used) provided by operating activities:

    Depreciation ..........................................................                48                23

    Gain on sale of Technologies business .................................                --              (300)

    Changes in assets and liabilities:

      Receivables .........................................................             (1244)             (605)

      Other current assets ................................................                29                24

      Accounts payable ....................................................               392               824

      Accrued compensation and related expenses ...........................               183               183

      Income taxes payable ................................................               150               168
                                                                                  -------------     ------------

        Net Cash (Used) Provided By Operating Activities ..................              (137)              850

CASH FLOWS FROM INVESTING ACTIVITIES

  Acquisition of property and equipment ...................................               (60)              (36)

  Proceeds from repayment of Asset Sale note ..............................                --               300
                                                                                  -------------     ------------

        Net Cash (Used) Provided  in Investing Activities .................               (60)              264
                                                                                  -------------     ------------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ......................              (197)            1,114

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................             3,361             2,292
                                                                                  -------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................       $     3,164       $     3,406
                                                                                  -------------     ------------

----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1999 and 1998
                                   (Unaudited)


Note 1. Organization

      TENERA, Inc.(the "Company"), a Delaware corporation, is the parent company of the subsidiaries described below.

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


Note 2. Summary of Significant Accounting Policies

      Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared by the Company without audit. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at March 31, 1999, and the results of operations and cash flows for the three-month periods ended March 31, 1999 and 1998, have been made. For further information, refer to the financial statements and notes thereto contained in TENERA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

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

      Property and Equipment. Property and equipment are stated at cost ($2,401,000 and $2,382,000 at March 31, 1999 and December 31, 1998,
respectively), net of accumulated depreciation ($2,195,000 and $2,188,000 at March 31, 1999 and December 31, 1998, respectively). Depreciation is calculated using the straight line method over the estimated useful lives, which range from three to five years.

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

       During the first quarter of 1999, three clients accounted for 31%, 24%, and 18% of the Company's total revenue. During the same period in 1998, three clients accounted for 37%, 25% and 14% of the total revenue.

      Income Taxes. The Company is a C Corporation subject to federal and state statutory income tax rates for income earned. For the three-month period ended March 31, 1999, a provision for federal and state income taxes was made at a combined rate of approximately 43%. For the comparable period in 1998, a provision for income taxes was made at a rate of approximately 25% on a combined federal and state basis, which reflects the benefit of net operating loss carryforwards.

      Per Share Information. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share and includes the effect of dilutive stock options. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the FAS 128 requirements. A reconciliation of the denominators of the basic and diluted earnings per share computations required by FAS 128 are presented in Note 3.

      Comprehensive Income. In 1997, the Financial Accounting Standards Board issued No. 130, "Reporting Comprehensive Income" ("FAS 130"), which requires that all items that are required to be recognized under accounting standards as comprehensive income (revenues, expenses, gains and losses) be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have material components of other comprehensive income. Therefore, comprehensive income is equal to net earnings reported for all periods presented.

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

Note 3.  Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share:

  (In thousands, except for per share amounts)

--------------------------------------------------------------------------------------------------------
                                                                              Quarter Ended March 31,
                                                                           -----------------------------
                                                                                1999            1998
--------------------------------------------------------------------------------------------------------

Numerator:
   Net earnings ..................................................         $      305       $      533
                                                                           =============    ============
Denominator:
  Denominator for basic earnings per share --
  weighted-average shares outstanding.............................             10,129           10,123
  Effect of dilutive securities:
     Employee & Director stock options (Treasury stock method) ...                413               --
                                                                           -------------    ------------
  Denominator for diluted earnings per share --
  weighted-average common and common equivalent shares ...........             10,542           10,123
                                                                           =============    ============
Basic earnings per share  ........................................         $     0.03       $     0.05
                                                                           =============    ============
Diluted earnings per share  ......................................         $     0.03       $     0.05
                                                                           =============    ============

--------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


                                  TENERA, INC.
                              Results of Operations
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                                           Percent of Revenue
                                                                                         -----------------------
                                                                                         Quarter Ended March 31,
                                                                                         -----------------------
                                                                                           1999          1998
----------------------------------------------------------------------------------------------------------------

Revenue .........................................................................         100.0%        100.0%

Direct Costs ....................................................................          78.5          73.8

General and Administrative Expenses .............................................          16.0          21.4

Special Item Income .............................................................          --             4.9

Other Income ....................................................................          --             1.4
                                                                                         ---------     ---------

  Operating Income ..............................................................           5.5          11.1

Interest Income, Net ............................................................           0.3           0.5
                                                                                         ---------     ---------

Net Earnings Before Income Tax Expense ..........................................           5.8%         11.6%
                                                                                         =========     =========

----------------------------------------------------------------------------------------------------------------


Results of Operations

      The Company's increased revenue in its Rocky Flats subsidiary resulted in quarterly net earnings before income tax expense of $535,000 for the three month period ended March 31, 1999. Net earnings before income tax expense and special item income for the comparable quarter in 1998 was $408,000.

      During the first quarter, the Company received written contracts and orders having an estimated value of approximately $5.6 million. The activity primarily reflects the additional funding of the Company's contract at the DOE's Rocky Flats Environmental Technology Site and the extension of consulting contracts with two large electric utility clients. Contracted backlog for current, active projects totaled approximately $14.8 million as of March 31, 1999, down from $18.5 million at December 31, 1998.

      The 52% revenue increase in the first quarter of 1999, compared to a year ago, is primarily the result of increased Rocky Flats Contract activity. For the first quarter of 1999, the concentration of revenue from the government sector increased to 82% of total revenue, from 73% for the same period in 1998.

      Direct costs were higher in the first quarter of 1999, compared to a year ago, primarily as a result of increased revenue generation opportunities and the related use of subcontractor teams under the Rocky Flats Contract. Gross margins decreased to 22% in the first quarter of 1999, from 26% for the same period in 1998, primarily due to an increase in the proportion of lower margin government projects.

      General and administrative costs were 14% higher in the first quarter of 1999, compared to a year ago, primarily reflecting higher labor related costs associated with the increase in revenue. General and administrative expenses, as a percentage of revenue, for the three-month period, decreased to 16% in 1999 from 21% in 1998.

      The special item of $300,000 in the first quarter of 1998, reflects the additional realized gain from the Asset Sale associated with the repayment of the Promissory Note (see Note 1 to the Consolidated Financial Statements).

      Other income of $86,000 for the first quarter of 1998, reflects certain accounting and administrative services provided on a temporary basis to the purchaser in the Asset Sale. These services ceased in November 1998.

      Net  interest  income  in 1999  and  1998  represents  earnings  from  the investment of cash balances in short-term, high-quality, government and corporate debt instruments. The lower net interest income in 1999, as compared to a year ago, primarily reflects smaller average cash balances and lower interest rates. The Company had no borrowings under its line of credit during the first three months of 1999 and 1998.


Liquidity and Capital Resources

      Cash and cash equivalents decreased by $197,000 during the first three months of 1999. The decrease was due to cash used by operations ($137,000) and the acquisition of equipment ($60,000).

      Receivables increased by $1,244,000 from December 31, 1998, primarily due to an increase in Rocky Flats and Energy services revenue in the first quarter of 1999. The allowance for sales adjustments remained at the same level as December 31, 1998.

      Accounts payable increased by $392,000 since the end of 1998, primarily associated with supporting increased revenues. Accrued compensation and related expenses increased by $183,000 during the period, primarily reflecting the annual merit increases in employee salaries and fewer holiday and vacation days in the first quarter of the year.

      No cash dividend was declared in the first three months of 1999.

      The impact of inflation on project revenue and costs of the Company was minimal.

      At March 31, 1999, the Company had available $2,500,000 of a $3,000,000 revolving loan facility. The Company has no outstanding borrowing against the line; however, $500,000 is assigned to support standby letters of credit. The line of credit expires in May 2000.

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

      The Company is also beginning the same two-phase program to assess the risks to the Company of systems owned and operated by outside parties but used by the Company in its leased and rented facilities which have embedded technology, such as elevator and telephone systems, security systems, and other physical office infrastructure. The Company is examining infrastructure issues on an office-by-office basis and the initial phase was completed at the end of 1998. No costs have been expended by the Company through the first quarter of 1999. The final phase is planned to be completed by mid-1999 and the Company expects to develop contingency plans to address any such embedded technology issues as they are identified.

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

      The Company will utilize both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. The total cost associated with the required modifications and conversions is not expected to exceed $50,000, including infrastructure and embedded technology.


Forward-Looking Statements

      Statements contained in this report which are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include the uncertainty of future profitability; reliance on major customers; uncertainty regarding industry trends and customer demand; uncertainty of access to additional capital; reliance on key personnel; uncertainty regarding competition; government contract audits; and Year 2000 issues, including the costs of compliance and anticipated results, described above. Additional risks are detailed in the Company's filings with the Securities and Exchange Commission ("SEC"), including its Form 10-K for the year ended December 31, 1998.



Item 3.  Quantitative and Qualitative Disclosures of Market Risk

      Not applicable.

                          PART II -- OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

      11.0 Statement regarding computation of per share earnings: See Notes to Consolidated Financial Statements.

      27.0*    Financial Data Schedule

      (b)  Reports on Form 8-K

               None.






___________________________
   *  Filed herewith.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  May 10, 1999



                       TENERA, INC.


                       By              /s/ JEFFREY R. HAZARIAN
                         -------------------------------------------------------
                                      Jeffrey R. Hazarian
                          Executive Vice President and Chief Financial Officer