Form 10-Q
period 1999-06-30
TENERA INC
filed 1999-08-02
CIK 804731

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          ----------------------------

                                    FORM 10-Q

                                   (Mark One)

       [X] Quarterly Report Pursuant to Section 13 OR 15(d of the Securities Exchange Act of 1934

            For the quarterly period ended June 30, 1999

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

     The number of shares outstanding on June 30, 1999, was 10,079,253.

                                 TABLE OF CONTENTS



                                                                                                          PAGE

                         PART I -- FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited) ..........................................................    1
    Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition .....    8
    Item 3.  Quantitative and Qualitative Disclosures of Market Risk....................................   10


                          PART II -- OTHER INFORMATION

    Item 1.  Legal Proceedings .........................................................................    *
    Item 2.  Changes in Securities .....................................................................    *
    Item 3.  Defaults Upon Senior Securities ...........................................................    *
    Item 4.  Submission of Matters to a Vote of Security Holders .......................................   11
    Item 5.  Other Information .........................................................................    *
    Item 6.  Exhibits and Reports on Form 8-K ..........................................................   11

_________________
     * None

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



  (In thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                 ------------------------------      -----------------------------
                                                    1999              1998              1999             1998
------------------------------------------------------------------------------------------------------------------


Revenue ..................................       $     9,412      $     6,453        $    18,694     $    12,544

Direct Costs .............................             7,215            4,797             14,500           9,295

General and Administrative Expenses ......             1,515            1,345              3,004           2,647

Special Item Income ......................                --               --                 --             300

Litigation Judgment Cost  ................                --              (50)                --             (50)

Other Income .............................                 1               53                  1             139
                                                 ------------     -------------      ------------    -------------

  Operating Income........................               683              414              1,191           1,091

Interest Income, Net .....................                26               34                 53              65
                                                 ------------     -------------      ------------    -------------

  Net Earnings Before
  Income Tax Expense......................               709              448              1,244           1,156

Income Tax Expense........................               305               54                535             229
                                                                                     ------------
                                                 ------------     -------------                      -------------

Net Earnings..............................       $       404      $       394        $       709     $       927
                                                 ============     =============      ============    =============

Net Earnings per Share-- Basic ...........       $      0.04      $      0.04        $      0.07     $      0.09
                                                 ============     =============      ============    =============

Net Earnings per Share-- Diluted .........       $      0.04      $      0.04        $      0.07     $      0.09
                                                 ============     =============      ============    =============

Weighted Average
Number of Shares Outstanding-- Basic......            10,122           10,123             10,126          10,123
                                                 ============     =============      ============    =============

Weighted Average
Number of Shares Outstanding-- Diluted....            10,574           10,232             10,558          10,153
                                                 ============     =============      =============   =============

------------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



  (In thousands, except share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                                    June 30,        December 31,
                                                                                      1999             1998
----------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets
  Cash and cash equivalents ...............................................       $     3,354       $     3,361
  Receivables, less allowance of $1,300 (1998 - $1,300):
    Billed ................................................................             3,341             2,692
    Unbilled ..............................................................             3,869             2,734
  Other current assets ....................................................               143               225
                                                                                  -------------     ------------
      Total Current Assets ................................................            10,707             9,012
Property and Equipment, Net ...............................................               213               194
                                                                                  -------------     ------------
         Total Assets .....................................................       $    10,920            $9,206
                                                                                  =============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable ........................................................       $     3,456       $     2,514
  Accrued compensation and related expenses ...............................             2,153             1,924
  Income taxes payable ....................................................
                                                                                            --               100
                                                                                  -------------     ------------
      Total Current Liabilities ...........................................             5,609             4,538
Commitments and Contingencies
Shareholders' Equity
  Common Stock, $0.01 par value, 25,000,000 authorized, 10,417,345 issued
and                                                                                       104               104
  outstanding .............................................................
  Paid in capital, in excess of par .......................................             5,699             5,699
  Retained earnings (Accumulated deficit) .................................              (126)             (835)
  Treasury stock-- 338,092 shares (1998 - 287,942 shares) .................              (366)             (300)
                                                                                  -------------     ------------
        Total Shareholders' Equity ........................................             5,311             4,668
                                                                                  -------------     ------------
         Total Liabilities and Shareholders' Equity .......................       $    10,920       $     9,206
                                                                                  =============     ============
----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



  (In thousands)

------------------------------------------------------------------------------------------------------------------

                                                        Paid-         Retained
                                                         In           Earnings
                                     Common          Capital in     (Accumulated      Treasury
                                      Stock            Excess          Deficit)         Stock            Total
                                                       of Par
------------------------------------------------------------------------------------------------------------------

December 31, 1998 ..........       $       104      $     5,699     $      (835)     $      (300)     $     4,668


Net Earnings ...............                --               --             305               --              305
                                   ------------     ------------    -------------    ------------     ------------

March 31, 1999 .............               104            5,699            (530)            (300)           4,973


Repurchase of 50,150 Shares                 --               --              --              (66)             (66)

Net Earnings................                --               --             404               --              404
                                   ------------     ------------    -------------    ------------     ------------

June 30, 1999 ..............       $       104      $     5,699     $      (126)     $      (366)     $     5,311
                                   ============     ============    =============    ============     ============
------------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

  (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                                                    Six Months Ended June 30,
                                                                                  ------------------------------
                                                                                      1999             1998
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net earnings.............................................................       $       709       $       927

  Adjustments to reconcile net earnings to cash (used) provided by operating activities:

    Depreciation ..........................................................                83                48

    Decrease in allowance for sales adjustments ...........................                --               (32)

    Gain on sale of equipment .............................................                (1)               --

    Gain on sale of Technologies business .................................                --              (300)

    Changes in assets and liabilities:

      Receivables .........................................................            (1,784)           (1,216)

      Other current assets ................................................                82                66

      Accounts payable ....................................................               942             1,262

      Accrued compensation and related expenses ...........................               229               298

      Income taxes payable ................................................              (100)              213

      Litigation judgment accrual .........................................                --              (950)
                                                                                  -------------     ------------

        Net Cash (Used) Provided By Operating Activities ..................              (549)              316

CASH FLOWS FROM INVESTING ACTIVITIES

  Acquisition of property and equipment ...................................              (102)              (75)

  Proceeds from sale of equipment .........................................                 1                --

  Proceeds from repayment of Asset Sale note ..............................                --               300
                                                                                  -------------     ------------

        Net Cash (Used) Provided in Investing Activities ..................              (101)              225

CASH FLOWS FROM FINANCING ACTIVITIES

  Repurchase of equity ....................................................               (66)               --
                                                                                  -------------     ------------

        Net Cash Used by Financing Activities .............................               (66)               --
                                                                                  -------------     ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ......................                (7)              541

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................             3,361             2,292
                                                                                  -------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................       $     3,354       $     2,833
                                                                                  -------------     ------------
----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 and 1998
                                   (Unaudited)


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

      TENERA Energy, LLC ("Energy"), a Delaware limited liability company, was formed by the Company in May 1997, to consolidate its commercial electric power utility business into a separate legal structure. The Energy subsidiary provides consulting, management services, and technology enhanced training programs in organizational effectiveness and organizational development, environmental outsourcing and monitoring, risk analysis and modeling, and business process improvement.

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


Note 2. Summary of Significant Accounting Policies

      Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared by the Company without audit. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at June 30, 1999, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 1999 and 1998, have been made. For further information, refer to the financial statements and notes thereto contained in TENERA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

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

      Property  and  Equipment.  Property  and  equipment  are  stated  at  cost
($2,442,000   and   $2,382,000   at  June  30,  1999  and   December  31,  1998,
respectively),  net of accumulated  depreciation  ($2,229,000  and $2,188,000 at

June 30, 1999 and December 31, 1998, respectively). Depreciation is calculated using the straight line method over the estimated useful lives, which range from three to five years.

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

       During the first six months of 1999, three clients accounted for 31%, 26%, and 18% of the Company's total revenue, respectively. During the same period in 1998, three clients accounted for 38%, 26% and 11% of the total revenue, respectively.

      Income Taxes. The Company is a C Corporation subject to federal and state statutory income tax rates for income earned. For the six-month period ended June 30, 1999, a provision for federal and state income taxes was made at a combined rate of approximately 43%. For the comparable period in 1998, a provision for income taxes was made at a rate of approximately 20% on a combined federal and state basis, which reflects the benefit of net operating loss carryforwards.

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

      Comprehensive Income. In 1997, the Financial Accounting Standards Board issued No. 130, "Reporting Comprehensive Income", which requires that all items that are required to be recognized under accounting standards as comprehensive income (revenues, expenses, gains and losses) be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have material components of other comprehensive income. Therefore, comprehensive income is equal to net earnings reported for all periods presented.

      Disclosures about Segments of an Enterprise. In 1997, the Financial Accounting Standards Board issued No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Company has one reportable operating segment under this statement, which is providing services with respect to operations, maintenance, safety, strategic business and risk management, and environmental/ecological issues for electric utility and DOE facilities. The required disclosures are reflected in the financial statements.

Note 3.  Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share:



(In thousands, except for per share amounts)

-------------------------------------------------------------------------------------------------------------------
                                                    Quarter Ended June 30,            Six Months Ended June 30,
                                                -------------------------------    --------------------------------
                                                    1999              1998             1999               1998
-------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings ..........................      $     404        $     394         $     709         $     927
                                                =============    ==============    =============     ==============
Denominator:
  Denominator for basic earnings per
   share-- weighted-average shares                 10,122           10,123            10,126            10,123
   outstanding............................
  Effect of dilutive securities:
     Employee & Director stock options
     (Treasury stock method) .............            452              109               432                30
                                                -------------    --------------    -------------     --------------
  Denominator for diluted earnings per
  share --weighted-average common and
  common equivalent shares ...............         10,574           10,232            10,558            10,153
                                                =============    ==============    =============     ==============
Basic earnings per share  ................      $    0.04        $    0.04         $    0.07         $    0.09
                                                =============    ==============    =============     ==============
Diluted earnings per share  ..............      $    0.04        $    0.04         $    0.07         $    0.09
                                                =============    ==============    =============     ==============

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition



                                  TENERA, INC.
                              Results of Operations
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                            Percent of Revenue            Percent of Revenue
                                                          ------------------------     -------------------------
                                                          Quarter Ended June 30,       Six Months Ended June 30,
                                                          ------------------------     -------------------------
                                                            1999           1998           1999          1998
------------------------------------------------------------------------------------------------------------------

Revenue ................................................   100.0%         100.0%        100.0%        100.0%

Direct Costs ...........................................    76.7           74.3          77.6          74.1

General and Administrative Expenses ....................    16.1           20.9          16.0          21.1

Special Item Income ....................................    --             --            --             2.4

Litigation Judgment Cost ...............................    --             (0.8)         --            (0.4)

Other Income ...........................................    --              0.8          --             1.1
                                                          ---------      ---------     ---------     ---------

   Operating Income ....................................     7.2            6.4           6.4           8.7

Interest Income, Net ...................................     0.3            0.5           0.3           0.5
                                                                                       ---------     ---------
                                                          =========      =========

Net Earnings Before Income Tax Expense..................     7.5%           6.9%          6.7%          9.2%
                                                          =========      =========     =========     =========

------------------------------------------------------------------------------------------------------------------


Results of Operations

      The Company's increased revenue in its Rocky Flats subsidiary resulted in net earnings before income tax expense of $709,000 and $1,244,000 for the three and six-month periods ended June 30, 1999, respectively. Net earnings before income tax expense, litigation judgment cost adjustment, and special item income, for the comparable periods in 1998, were $398,000 and $806,000, respectively.

      During the second quarter and first six months of 1999, the Company received written contracts and orders having an estimated value of approximately $5.2 million and $10.8 million, respectively. The activity primarily reflects the additional funding of the Company's contract at the DOE's Rocky Flats Environmental Technology Site and the extension of consulting contracts with two large electric utility clients. Contracted backlog for current, active projects totaled approximately $10.6 million as of June 30, 1999, down from $18.5 million at December 31, 1998.

      Revenue increased 46% in the second quarter and 49% in the first half of 1999, compared to a year ago, primarily as a result of increased Rocky Flats Contract activity. For the second quarter and first half of 1999, the concentration of revenue from the government sector increased to 81% and 82% of total revenue, respectively, from 78% and 75% for the same periods in 1998.

      Direct costs were higher in the second quarter and first half of 1999, compared to a year ago, primarily as a result of increased revenue generation opportunities and the related use of subcontractor teams under the Rocky Flats Contract. Gross margins decreased to 23% for the three and six-month periods ended June 30, 1999, from 26% for the same periods in 1998, primarily due to an increase in the proportion of lower margin government projects.

      General and administrative costs were higher in the second quarter and first half of 1999, compared to a year ago, primarily reflecting increased costs associated with the development of technology enhanced training courses and higher performance bonuses to employees based on higher operating income. However, general and administrative expenses, as a percentage of revenue, for the three and six-month periods, decreased to 16% in 1999 from 21% in 1998 primarily reflecting controlled cost structures associated with reduced corporate and subsidiary administrative staffs.

      The special item of $300,000, in the first half of 1998, reflects the additional realized gain from the Asset Sale associated with the repayment of the Promissory Note (see Note 1 to the Consolidated Financial Statements).

      The litigation judgment cost adjustment in 1998 relates to the settlement of litigation for $50,000 less than the amount accrued in 1997.

      Other  income  in 1999  reflects  gains  on sale of  assets  related  to a facility closure. Other income in 1998 reflects certain accounting and administrative services provided on a temporary basis to the purchaser in the Asset Sale. These services ceased in November 1998.

      Net  interest  income  in 1999  and  1998  represents  earnings  from  the investment of cash balances in short-term, high-quality, government and corporate debt instruments. The lower net interest income in 1999, as compared to a year ago, primarily reflects lower interest rates. The Company had no borrowings under its line of credit during the first six months of 1999 and 1998.


Liquidity and Capital Resources

      Cash and cash equivalents decreased by $7,000 during the first half of 1999. The decrease was due to cash used by operations ($549,000), net acquisition of equipment ($101,000), and cash used to repurchase Company stock ($66,000).

      Receivables increased by $1,784,000 from December 31, 1998, primarily due to an increase in revenue in the first half of 1999. The allowance for sales adjustments remained at the same level as December 31, 1998.

      Accounts payable increased by $942,000 since the end of 1998, primarily associated with higher direct costs supporting increased revenues. Accrued compensation and related expenses increased by $229,000 during the period, primarily reflecting merit increases in employee salaries and lower usage of paid-time-off benefits in the first half of 1999.

      No cash dividend was declared in the first six months of 1999.

      The impact of inflation on project revenue and costs of the Company was minimal.

      At June 30, 1999, the Company had available $2,500,000 of a $3,000,000 revolving loan facility. The Company has no outstanding borrowing against the line; however, $500,000 is assigned to support standby letters of credit. The line of credit expires in May 2000.

      Management believes that cash expected to be generated by operations, the Company's working capital, and its loan facility are adequate to meet its anticipated liquidity needs through the next twelve months.


Year 2000 Issue

      Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. The Company's technical personnel have substantially completed assessing the impact of the Year 2000 issue on the Company's products and services.

      The Company has established a two-phase program to ensure that its proprietary software and internal computer systems are Year 2000 compliant. The initial phase, which included planning, inventory and assessment, has been completed. The final phase, which consists of correction, testing, deployment and acceptance, has been substantially completed and final completion is expected by the end of third quarter 1999. The Company has expended approximately $25,000 to make its proprietary software and internal systems compliant and expects to spend less than $25,000 more to complete its compliance program. The total expenditures will not have a material effect on its overall financial position or results of operations.

      The Company has also substantially completed the same two-phase program to assess the risks to the Company of systems owned and operated by outside parties but used by the Company in its leased and rented facilities which have embedded technology, such as elevator systems, security systems, and other physical office infrastructure. The Company has examined infrastructure issues on an office-by-office basis. The initial phase was completed at the end of 1998 and the final phase was substantially completed at June 30, 1999. The owners of the facilities leased by the Company have advised that they have corrected the key embedded technology problems and will continue to examine and test their systems through the balance of 1999. No costs have been expended by the Company through the second quarter of 1999. The Company will develop contingency plans to address any such embedded technology issues as they are identified.

      The Company's major clients, subcontractors, banking institution, and payroll vendor have advised that their Year 2000 compliance efforts are either substantially complete or are expected to be complete by September 30, 1999. The Company will develop contingency plans for any such clients and vendors who will not be Year 2000 ready.

      Even with the effort to address the Year 2000 issue made by the Company to date, there can be no assurance that the systems of other entities on which the Company relies, including the Company's internal systems and proprietary software, will be one-hundred percent remediated, or that a failure to remediate by another entity and/or the Company, would not have a material effect on the Company's results of operations.

      The Company will continue to utilize both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. The total cost associated with the required modifications and conversions is not expected to exceed $50,000, including infrastructure and embedded technology.


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

                          PART II -- OTHER INFORMATION




Item 4.  Submission of Matter to a Vote of Security Holders


     On June 29, 1999, the Company held its Annual Meeting of Stockholders. The following individuals were elected to the Board of Directors:

----------------------------------------------------------------------------------------------------------------
                                                                                     Votes               Votes
                                                                                      For              Withheld
----------------------------------------------------------------------------------------------------------------
William A. Hasler .........................................................         9,314,607            51,783
Robert C. McKay ...........................................................         9,306,107            60,283
----------------------------------------------------------------------------------------------------------------




     The following proposals were approved at the Company's Annual Meeting:

----------------------------------------------------------------------------------------------------------------
                                                  Votes               Votes                             Broker
                                                   For               Against         Abstained         Non-Votes
----------------------------------------------------------------------------------------------------------------
    Proposal to ratify the selection of
    the Company's independent auditors .         9,335,846            13,177           17,367                 0

----------------------------------------------------------------------------------------------------------------




Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

      11.0 Statement regarding computation of per share earnings: See Notes to Consolidated Financial Statements.

      27.0*    Financial Data Schedule

      (b)  Reports on Form 8-K

               None.


------------------------------
     * Filed herewith.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: August 2, 1999



                                         TENERA, INC.


                                         By       /s/ Jeffrey R. Hazarian
                                            ------------------------------------
                                                    Jeffrey R. Hazarian
                                               Executive Vice President and
                                                 Chief Financial Officer