Form 10-Q
period 1999-09-30
TENERA INC
filed 1999-11-09
CIK 804731

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          ----------------------------

                                    FORM 10-Q

    (Mark One)

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999

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

     The number of shares outstanding on September 30, 1999, was 9,951,296.

                                        i
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


_______________
    * None

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



  (In thousands, except per share amounts)

-------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended September 30     Nine Months Ended September 30
                                                 -------------------------------     ------------------------------
                                                    1999              1998              1999             1998
-------------------------------------------------------------------------------------------------------------------

Revenue ..................................       $    10,163      $     7,014        $    28,857     $    19,558

Direct Costs .............................             7,970            5,363             22,470          14,658

General and Administrative Expenses ......             1,385            1,283              4,389           3,930

Special Item Income ......................                --               --                 --             300

Litigation Judgment Cost  ................                --               --                 --             (50)

Other Income .............................                --               42                  1             181
                                                 ------------     -------------      ------------    -------------

  Operating Income........................               808              410              1,999           1,501

Interest Income, Net .....................                30               31                 83              96
                                                 ------------     -------------      ------------    -------------

  Net Earnings Before
  Income Tax Expense......................               838              441              2,082           1,597

Income Tax Expense........................               404               20                939             249
                                                 ------------     -------------      -------------   -------------

Net Earnings..............................       $       434      $       421        $     1,143     $     1,348
                                                 ============     =============      ============    =============

Net Earnings per Share-- Basic ...........       $      0.04      $      0.04        $      0.11     $      0.13
                                                 ============     =============      ============    =============

Net Earnings per Share-- Diluted .........       $      0.04      $      0.04        $      0.11     $      0.13
                                                 ============     =============      ============    =============

Weighted Average
Number of Shares Outstanding-- Basic......            10,015           10,123             10,088          10,123
                                                 ============     =============      ============    =============

Weighted Average
Number of Shares Outstanding-- Diluted....            10,396           10,423             10,503          10,267
                                                 ============     =============      ============    =============

-------------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



  (In thousands, except share amounts)

----------------------------------------------------------------------------------------------------------------

                                                                                  September 30,     December 31,
                                                                                      1999             1998
----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents ...............................................       $     3,259       $     3,361
  Receivables, less allowance of $1,298 (1998 - $1,300):
    Billed ................................................................             4,520             2,692
    Unbilled ..............................................................             3,340             2,734
  Other current assets ....................................................               239               225
                                                                                  -------------     ------------
      Total Current Assets ................................................            11,358             9,012
Property and Equipment, Net ...............................................               287               194
                                                                                  =============     ============
         Total Assets .....................................................       $    11,645       $     9,206
                                                                                  =============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable ........................................................       $     3,912       $     2,514
  Accrued compensation and related expenses ...............................             2,108             1,924
  Income taxes payable ....................................................                44               100
                                                                                   -------------     ------------
      Total Current Liabilities ...........................................             6,064             4,538
Commitments and Contingencies
Shareholders' Equity
  Common Stock, $0.01 par value, 25,000,000 authorized, 10,417,345 issued
and                                                                                       104               104
  outstanding .............................................................
  Paid in capital, in excess of par .......................................             5,699             5,699
  Retained earnings (Accumulated deficit) .................................               308              (835)
  Treasury stock-- 466,049 shares (1998 - 287,942 shares) .................              (530)             (300)
                                                                                  -------------     ------------
        Total Shareholders' Equity ........................................             5,581             4,668
                                                                                  -------------     ------------
         Total Liabilities and Shareholders' Equity .......................       $    11,645       $     9,206
                                                                                  -------------     ------------
----------------------------------------------------------------------------------------------------------------

See accompanying notes.

                                  TENERA, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



  (In thousands)

---------------------------------------------------------------------------------------------------------------------
                                                        Paid-In          Retained
                                                       Capital in        Earnings
                                        Common           Excess        (Accumulated       Treasury
                                         Stock           of Par           Deficit)          Stock          Total
---------------------------------------------------------------------------------------------------------------------

December 31, 1998 ..........         $       104      $     5,699      $      (835)     $      (300)    $     4,668


Net Earnings ...............                  --               --              305               --             305
                                     -------------    ------------     ------------     ------------    -------------
March 31, 1999 .............                 104            5,699             (530)            (300)          4,973


Repurchase of 50,150 Shares                   --               --               --              (66)            (66)

Net Earnings ...............                  --               --              404               --             404
                                     -------------    ------------     ------------     ------------    -------------
June 30, 1999 ..............                 104            5,699             (126)            (366)          5,311


Repurchase of 127,957 Shares                  --               --               --             (164)           (164)

Net Earnings................                  --               --              434               --             434
                                     -------------    ------------     ------------     ------------    -------------
September 30, 1999 .........         $       104      $     5,699      $       308      $      (530)    $     5,581
                                     =============    ============     ============     ============    =============
---------------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

  (In thousands)

-----------------------------------------------------------------------------------------------------------------
                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                      1999             1998
-----------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES

  Net earnings.............................................................       $     1,143       $     1,348

  Adjustments to reconcile net earnings to cash (used) provided by operating activities:

    Depreciation ..........................................................               121                78

    Decrease in allowance for sales adjustments ...........................                (2)              (59)

    Gain on sale of equipment .............................................                (1)               --

    Gain on sale of Technologies business .................................                --              (300)

    Changes in assets and liabilities:

      Receivables .........................................................            (2,432)           (1,064)

      Other current assets ................................................               (14)              (16)

      Accounts payable ....................................................             1,398             1,238

      Accrued compensation and related expenses ...........................               184               427

      Income taxes payable ................................................               (56)               50

      Litigation judgment accrual .........................................                --              (950)
                                                                                  -------------     ------------

        Net Cash Provided By Operating Activities .........................               341               752

CASH FLOWS FROM INVESTING ACTIVITIES

  Acquisition of property and equipment ...................................              (214)             (118)

  Proceeds from sale of equipment .........................................                 1                --

  Proceeds from repayment of Asset Sale note ..............................                --               300
                                                                                  -------------     ------------

        Net Cash (Used) Provided in Investing Activities ..................              (213)              182

CASH FLOWS FROM FINANCING ACTIVITIES

  Repurchase of equity ....................................................              (230)               --
                                                                                  -------------     ------------

        Net Cash Used by Financing Activities .............................              (230)               --
                                                                                  -------------     ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ......................              (102)              934

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................             3,361             2,292
                                                                                  -------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................       $     3,259       $     3,226
                                                                                  -------------     ------------

----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999 and 1998
                                   (Unaudited)


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

      TENERA Technologies, LLC ("Technologies"), a Delaware limited liability company, was formed by the Company in May 1997 to consolidate its mass transportation business into a separate legal entity. Before the Asset Sale described below, Technologies provided computerized maintenance management software and consulting to the mass transit industry. On November 14, 1997, the Company consummated the sale of all of the assets ("Asset Sale") related to Technologies' mass transportation business, to Spear Technologies, Inc. ("Spear"), a California corporation newly formed by former members of the Company's management. The Company received $1,300,000 in cash, a promissory note in the amount of $300,000 (the "Promissory Note"), and a warrant to acquire 4% of Spear's then outstanding shares of common stock exercisable upon an initial public offering or a change of control (as defined in the warrant). Spear also assumed all liabilities associated with the Technologies business.


Note 2. Summary of Significant Accounting Policies

      Basis of Presentation. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared by the Company without audit. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at September 30, 1999, and the results of operations and cash flows for the three-month and nine-month periods ended September 30, 1999 and 1998, have been made. For further information, refer to the financial statements and notes thereto contained in TENERA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

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

      Property and Equipment. Property and equipment are stated at cost ($2,555,000 and $2,382,000 at September 30, 1999 and December 31, 1998,
respectively), net of accumulated depreciation ($2,268,000 and $2,188,000 at September 30, 1999 and December 31, 1998, respectively). Depreciation is calculated using the straight line method over the estimated useful lives, which range from three to five years.

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

       During the first nine months of 1999, three Rocky Flats clients accounted for 31%, 27%, and 17% of the Company's total revenue, respectively. During the same period in 1998, two Rocky Flats clients accounted for 37% and 27% of the total revenue, and one Energy client accounted for 10%.

      Income Taxes. The Company is a C Corporation subject to federal and state statutory income tax rates for income earned. For the nine-month period ended September 30, 1999, a provision for federal and state income taxes was made at a combined rate of approximately 45%. For the comparable period in 1998, a provision for income taxes was made at a rate of approximately 16% on a combined federal and state basis, which reflects the benefit of net operating loss carryforwards.

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

Note 3.  Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share:



(In thousands, except for per share amounts)

---------------------------------------------------------------------------------------------------------------------
                                                 Quarter Ended September 30,        Nine Months Ended September 30,
                                                -------------------------------    ----------------------------------
                                                    1999              1998             1999               1998
---------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings ..........................      $     434        $     421         $   1,143         $   1,348
                                                =============    ==============    =============     ==============
Denominator:
  Denominator for basic earnings per share
  -- weighted-average shares outstanding..         10,015           10,123            10,088            10,123

  Effect of dilutive securities:
     Employee & Director stock options
     (Treasury stock method) .............            381              300               415               144
                                                -------------    --------------    -------------     --------------
  Denominator for diluted earnings per
  share --weighted-average common and
  common equivalent shares ...............         10,396           10,423            10,503            10,267
                                                =============    ==============    =============     ==============
Basic earnings per share  ................      $    0.04        $    0.04         $    0.11         $    0.13
                                                =============    ==============    =============     ==============
Diluted earnings per share  ..............      $    0.04        $    0.04         $    0.11         $    0.13
                                                =============    ==============    =============     ==============

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


                                  TENERA, INC.
                              Results of Operations
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                            Percent of Revenue           Percent of Revenue
                                                          ------------------------     -----------------------
                                                               Quarter Ended             Nine Months Ended
                                                               September 30,               September 30,
                                                          ------------------------     -----------------------
                                                            1999           1998          1999          1998
------------------------------------------------------------------------------------------------------------------

Revenue ................................................   100.0%         100.0%        100.0%        100.0%

Direct Costs ...........................................    78.4           76.5          77.9          74.9

General and Administrative Expenses ....................    13.6           18.3          15.2          20.1

Special Item Income ....................................    --             --            --             1.5

Litigation Judgment Cost ...............................    --             --            --            (0.3)

Other Income ...........................................    --              0.6          --             0.9
                                                          ---------      ---------     ---------     ---------

   Operating Income ....................................     8.0            5.8           6.9           7.7

Interest Income, Net ...................................     0.3            0.5           0.3           0.5
                                                          ---------      ---------     ---------     ---------
Net Earnings Before Income Tax Expense..................     8.3%           6.3%          7.2%          8.2%
                                                          =========      =========     =========     =========

------------------------------------------------------------------------------------------------------------------


Results of Operations

      The Company's increased revenue in its Rocky Flats subsidiary resulted in net earnings before income tax expense of $838,000 and $2,082,000 for the three and nine-month periods ended September 30, 1999, respectively. Net earnings before income tax expense, litigation judgment cost adjustment, and special item income, for the comparable periods in 1998, were $441,000 and $1,247,000, respectively.

      During the third quarter and first nine months of 1999, the Company received written contracts and orders having an estimated value of approximately $5.6 million and $16.4 million, respectively. The activity primarily reflects the additional funding of the Company's contract at the DOE's Rocky Flats Environmental Technology Site and the extension of a consulting contract with a large electric utility client. Contracted backlog for current, active projects totaled approximately $6.3 million as of September 30, 1999, down from $18.5 million at December 31, 1998. Effective October 1, 1999, the Company was awarded a one year extension of its Rocky Flats Contract. The orders for this contract extension will occur over the DOE's fiscal year which began October 1, 1999.

      Revenue increased 45% in the third quarter and 48% in the first nine months of 1999, compared to a year ago, primarily as a result of increased Rocky Flats Contract activity. For the third quarter and first three quarters of 1999, the concentration of revenue from the government sector increased to 81% of total revenue, from 80% and 77%, respectively, for the same periods in 1998.

      Direct costs were higher in the third quarter and first nine months of 1999, compared to a year ago, primarily as a result of increased revenue generation opportunities and the related use of subcontractor teams under the Rocky Flats Contract. Gross margins decreased to 22% for the three and nine-month periods ended September 30, 1999, from 24% and 25%, respectively, for the same periods in 1998, primarily due to an increase in the proportion of lower margin government projects.

      General and administrative costs were higher in the third quarter and first three quarters of 1999, compared to a year ago, primarily reflecting increased costs associated with the development of technology enhanced training courses and higher performance bonuses to employees based on higher operating income. However, general and administrative expenses, as a percentage of revenue, for the three and nine-month periods, decreased to 14% and 15%, respectively, in 1999 from 18% and 20%, respectively, in 1998 primarily reflecting controlled cost structures associated with reduced corporate and subsidiary administrative staffs.

      The special item of $300,000 in 1998, reflects the additional realized gain from the Asset Sale associated with the repayment of the Promissory Note (see Note 1 to the Consolidated Financial Statements).

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

      Net  interest  income  in 1999  and  1998  represents  earnings  from  the investment of cash balances in short-term, high-quality, government and corporate debt instruments. The lower net interest income in 1999, as compared to a year ago, primarily reflects lower interest rates. The Company had no borrowings under its line of credit during the first nine months of 1999 and 1998.


Liquidity and Capital Resources

      Cash and cash equivalents decreased by $102,000 during the first nine months of 1999. The decrease was due to net acquisition of equipment ($213,000) and cash used to repurchase Company stock ($230,000), partially offset by cash provided by operations ($341,000).

      Receivables increased by $2,432,000 from December 31, 1998, primarily due to an increase in revenue in the first nine months of 1999. The allowance for sales adjustments decreased $2,000 from December 31, 1998.

      Accounts payable increased by $1,398,000 since the end of 1998, primarily associated with higher direct costs supporting increased revenues. Accrued compensation and related expenses increased by $184,000 during the period, primarily reflecting merit increases in employee salaries and lower usage of paid-time-off benefits in the first nine months of 1999.

      No cash dividend was declared in the first nine months of 1999.

      The impact of inflation on project revenue and costs of the Company was minimal.

      At September 30, 1999, the Company had available $2,500,000 of a $3,000,000 revolving loan facility. The Company has no outstanding borrowing against the line; however, $500,000 is assigned to support standby letters of credit. The line of credit expires in May 2000.

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

      The Company has established a two-phase program to ensure that its proprietary software and internal computer systems are Year 2000 compliant. The initial phase, which included planning, inventory and assessment, has been completed. The final phase, which consists of correction, testing, deployment and acceptance was substantially completed at June 30, 1999. Further system testing was performed during the third quarter of 1999 and the Company expects to continue testing through the balance of the year. The Company has expended approximately $35,000 to make its proprietary software and internal systems compliant and expects to spend less than $5,000 more to complete its compliance program. The total expenditures will not have a material effect on its overall financial position or results of operations.

      The Company has also substantially completed the same two-phase program to assess the risks to the Company of systems owned and operated by outside parties but used by the Company in its leased and rented facilities which have embedded technology, such as elevator systems, security systems, and other physical office infrastructure. The Company has examined infrastructure issues on an office-by-office basis. The initial phase was completed at the end of 1998 and the final phase was substantially completed at June 30, 1999. The owners of the facilities leased by the Company have advised that they have corrected the key embedded technology problems and will continue to examine and test their systems through the balance of 1999. No costs have been expended by the Company through the third quarter of 1999. The Company will develop contingency plans to address any such embedded technology issues as they are identified.

      The Company's major clients, subcontractors, banking institution, and payroll vendor have advised that their Year 2000 compliance efforts are substantially complete at September 30, 1999.

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

      The Company will continue to utilize both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. The total cost associated with the required modifications and conversions is not expected to exceed $40,000, including infrastructure and embedded technology.


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







__________________________

    *  Filed herewith.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: November 8, 1999



                          TENERA, INC.


                          By             /s/ JEFFREY R. HAZARIAN
                              --------------------------------------------------
                                           Jeffrey R. Hazarian
                            Executive Vice President and Chief Financial Officer