Form 10-K
period 1999-12-31
TENERA INC
filed 2000-03-28
CIK 804731

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-K

   (Mark One)

      [ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1999

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

Yes    X        No          .
   ---------      ----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy as information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of March 1, 2000, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $10,717,937 based on the last transaction price as reported on the American Stock Exchange. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

     The number of shares outstanding on March 1, 2000 was 9,933,759.

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

      In 1997, the Company formed TENERA Energy, LLC ("Energy"), a Delaware limited liability company, to consolidate its commercial electric power utility business into a separate legal entity.

      In November  1997, the Company  consummated  the sale of all of the assets
("Asset  Sale")  of  its  TENERA  Technologies,   LLC  ("Mass   Transportation")
subsidiary (see Notes 1 and 8 to Consolidated Financial Statements).

      In 1999, the Company formed TENERA GoTrain.Net, LLC ("GoTrain.Net"), a Delaware limited liability company, to engage in the joint venture design, development, marketing, sale and maintenance of a web-based Corporate Distance Learning Center ("CDLC"). The joint venture operation was established with its minority interest partner, SoBran, Inc., an Ohio corporation, specializing in Internet technologies. The CDLC is a robust, fully scaleable application tool for managing all levels of training needs, from corporate universities to the individual learner. The CDLC is also the Internet delivery platform for TENERA's line of interactive, multi-media, regulatory-driven training products and services (Technology Enhanced Training or "TET").

      In February 2000, the Company purchased the Internet-based development and support services business of SoBran, Inc., to provide support for TENERA's Technology Enhanced Training Services group ("TET Group") and for its line of Internet-based, regulatory-driven training products and services. The acquisition also included SoBran's minority interest in TENERA GoTrain.Net, LLC.

      The Company's subsidiaries provide a broad range of professional consulting, management, and technical services, along with business-to-business
(B2B) delivery of web-based driven training services ("TET Courses"), to solve complex management, engineering, environmental, and safety challenges associated with the operation, asset management, and maintenance of electric generating plants, federal government properties, and capital intensive industries.

      TENERA provides services and TET Courses to assist its commercial electric power generation clients with respect to nuclear and fossil plant operations, maintenance, and safety. This includes accelerated change management, organizational diagnostics and effectiveness, online, interactive compliance and regulatory-driven training applications, strategic business management, risk management, and ecological services. For its governmental clients, TENERA provides the Department of Energy ("DOE") and DOE prime contractors with assistance in devising, implementing, and monitoring strategies to improve performance and cost effectiveness from an operational, safety, and environmental perspective at DOE-owned nuclear reactor sites and national research laboratories.

      TENERA has developed expertise in providing solutions to complex technical and regulatory issues facing the commercial electric power generation industry. Over the past several years, commercial electric utilities have experienced increased competitive pressure due to continued deregulation. For example, utilities are no longer able to recover capital expenditures through rate increases, due to increasing competition from independent power producers, alternative energy production, and cogeneration. During the same period, utilities and independent power producers have responded to continued regulatory pressures to comply with complex safety and environmental guidelines. Safety problems and environmental issues have also emerged at government-owned weapons production facilities. The end of the "Cold War" has prompted DOE to shut down many of its aging weapons production facilities and begin the challenging task of dismantling, disposal, and clean-up of the facilities. A massive program is underway throughout the DOE complex of nuclear weapons production facilities and national laboratories to implement this new shutdown mission, while complying with health, safety, and environmental requirements similar to those applicable to commercial facilities, principally in the areas of hazardous wastes, decontamination, decommissioning, and remediation. Electric power generators, as well as a variety of other industries, have been subjected to extensive regulation regarding environmentally safe handling of hazardous materials.

      Responding to this shift in national defense mission, as well as the associated emerging regulatory compliance issues, the Company, using its joint venture operation and strategic alliances, created the CDLC and a suite of regulatory-driven training courses for delivery to its clients in a productive and cost-effective manner, interactively via the Internet.

      It has been TENERA's strategy to provide solutions to these issues by providing clients with a high level of professional skills and a broad range of scientific, technological, and management resources. These include software and databases, which are used either in support of consulting projects or as the basis for development of stand alone software products and systems. The Company assists its clients in the initial identification and analysis of a problem, the implementation of a feasible solution that the client believes will be sensitive to business and public interest constraints, and the ongoing monitoring of that solution.

Background

      The Company's principal markets are the DOE-owned nuclear materials production sites and national research laboratories, and the electric power generation industry, including regulated and deregulated producers. The emerging market for the Company's TET Courses includes those commercial operations that are subject to compliance with federally mandated regulatory training requirements.

      The Company's largest business area, DOE-owned nuclear weapons production sites, faces close scrutiny resulting from public concern over health, safety, and the environment. The Company believes that DOE's new mission of closing aging weapons plants, coupled with increased enforcement of environmental laws and regulations continues to be prompted by publicity and public awareness of environmental problems and health hazards posed by hazardous materials and toxic wastes. The dismantlement and cleanup of the aging DOE weapons complex represents a significant market for the Company's service offerings.

      The DOE has begun the implementation of programs to address safety problems and environmental concerns, which have emerged at its nuclear facilities. These programs are designed to bring the operations into compliance with a variety of health, safety, and environmental requirements, similar to those applicable to the commercial electric utility industry. The DOE's decontamination, decommissioning, and remediation programs are also aimed at achieving significant cleanup of its hazardous waste production and storage facilities and the partial shutdown of nuclear operations at a number of its sites

      The electric utility industry has undergone considerable change in recent years and faces a complex mix of economic and regulatory pressures. There is continuing deregulation of the production and distribution of electricity, accompanied by the desire of utilities to meet demand for electricity through higher operating efficiency. Some of the Company's largest electric utility clients have responded to a more competitive environment by implementation of significant cost control measures and activity in the merger and acquisition arena.

      Economic pressures have resulted in certain changes in the focus of electric utility management. For example, the ratemaking process now represents a significant area of risk to utilities. This has highlighted the importance of careful planning and documentation in connection with rate case preparation. Furthermore, utilities appear to be shifting their emphasis to ongoing performance reviews in making their rate base decisions, related to such measures as plant capacity factors. These changes in the ratemaking process subject the utilities to substantial economic penalties for extended plant outages and have stimulated actions by them to assure more reliable operations.

      The markets for electric utility and DOE facility professional services and software products cover a broad range of activities. Typical markets include waste management, outage support, operating plant services, licensing support, safety and health management, maintenance and information services, decommissioning consulting, risk assessment, quality assurance and control, organizational effectiveness, engineering support, records management, fuel related services, plant security, and surplus asset disposal.

      The market for the Company's emerging technology enhanced training services is broad and encompasses those commercial operations that are subject to compliance and regulatory-driven training requirements. The Company's initial market penetration has been focused in the electric utility industry. Traditionally a marketplace for instructor-led training, the Company believes that Internet-based training will grow significantly over the next few years as an important resource to meet the needs of this market.

Services and Products

      The Company provides its services by utilizing its professional skills and technological resources in an integrated approach, which combines strategic consulting, technical, and project management capabilities with software systems and databases. Services performed by the Company typically include one or more of the following: consultation with the client to determine the nature and scope of the problem, identification and evaluation of the problem and its impact, development and design of a process for correcting the problem, preparation of business plans, preparation of reports for obtaining regulatory agency permits, and analysis in support of regulatory and legal proceedings. The Company operates in one business segment providing services, which cover these general areas: strategic consulting, management, and technical services.

      The following table reflects the percentage of revenues derived for each of these areas for the period indicated during the fiscal years ended December 31, 1997 through 1999:

----------------------------------------------------------------------------------------------------------------
                                                                                 Year Ended December 31,
                                                                          --------------------------------------
                                                                             1999         1998         1997
----------------------------------------------------------------------------------------------------------------
Consulting, Management, and Technical Services ........................     100.0%       100.0%        86.4%
Software Services, Products, and Systems* .............................         0%           0%        13.6%

----------------------------------------------------------------------------------------------------------------

  *   Reflects only 10 months of revenues in 1997 due to the Asset Sale.

      Consulting and Management Services. The Company's consulting and management services involve determining a solution to client problems and challenges in the design, operation, and management of large facilities. Focus is also placed on providing expertise in the wide range of disciplines required to resolve complex legal and regulatory issues and offering executives guidance in strategic planning and implementing a coordinated, effective response to such issues. The Company applies its professional skills, software, and specialized databases to all aspects of these problems and challenges in the following general areas:

        o        Strategic business management

        o        Organizational effectiveness and change management

        o        Web-based technology enhanced training services

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

        o        Plant safety

        o        Nuclear safety and criticality at DOE facilities

        o        Engineering design review and verification

        o        Company/organized labor union consulting

        o        Surplus property management and disposal services

Marketing and Clients

      Marketing. The Company's marketing strategy emphasizes its ability to offer a broad range of services designed to meet the needs of its clients in a timely and cost-efficient manner. The Company can undertake not only small tasks requiring a few professionals but also the management, staffing, design, and implementation of major projects which may last for many months and involve large numbers of professionals and subcontractors in several geographic locations. Characteristic of TENERA's marketing strategy are significant projects in which initial contracts have been only a fraction of the ultimate sale.

      The Company provides financial incentives to attract senior technical professionals with extensive utility industry experience and to encourage these individuals to market the complete range of TENERA's services throughout existing and potential customer organizations.

      TENERA's marketing efforts are facilitated by the technical reputation and industry recognition often enjoyed by its professional staff. TENERA's reputation in the electric power industry and as a DOE contractor often leads to invitations to participate at an early stage in the conceptualization of a project. During this phase, the Company assists clients in developing an approach for efficiently and productively solving a problem. If new services or products are developed for a client, they generally are marketed to other clients with similar needs.

      The Company's reputation also leads to invitations to participate in multi-company teams assembled to bid on large DOE or utility projects.

      Clients. During the year ended December 31, 1999, TENERA provided services to over 35 clients involving over 55 contracts. During the year ended December 31, 1998, TENERA provided services to over 35 clients involving over 65 contracts. Over 80% of TENERA's clients during the year ended December 31, 1999, had previously used its services.

      During the year ended December 31, 1999, three clients, Kaiser-Hill Company, LLC ("Kaiser-Hill"), prime contractor of the Rocky Flats Contract, Rocky Mountain Remediation Services, LLC ("RMRS"), a prime subcontractor of the Rocky Flats Contract, and Safe Sites of Colorado, LLC ("Safe Sites"), a prime subcontractor of the Rocky Flats Contract, accounted for 75% of the Company's total revenue (Kaiser-Hill - 32%; RMRS - 26%; Safe Sites - 17%). During the year ended December 31, 1998, two clients accounted for 64% of the Company's total revenue (Kaiser-Hill - 37%; Safe Sites - 27%;). The Company has maintained working relationships with Kaiser-Hill, RMRS, and Safe Sites for five years, during which time various contracts have been completed and replaced with new or follow-on contracts. There can be no assurance that these relationships will be maintained at current levels or beyond the existing contracts, and the loss of these clients would have a material adverse effect on the Company (see "Operating Risks").

Operations

      The Company primarily contracts for its services in one of three ways: time and materials ("T & M"), time and materials plus incentive fee ("TMIF"), or fixed price. T & M and TMIF contracts, which cover the majority of TENERA's revenues, are generally billed monthly by applying a multiplier factor to specific labor costs or by use of a fixed hourly labor rate charged to each project. T & M and TMIF contracts are generally structured to include "not-to-exceed" ceilings; however, if after initial review or after work has started, it is noted that additional work is required, the contract normally can be renegotiated to include such additional work and to increase the contract ceiling accordingly. Also, prior to the Asset Sale, the Company received license and annual maintenance fees from contracts involving software products. During the year ended December 31, 1997, such fees amounted to $600,000.

      Fixed-price contracts are generally applicable where TENERA has been requested to deliver services and/or products previously developed by it or deliverable to multiple customers. At December 31, 1999, of the total outstanding contracts, less than 10% were fixed-price.

      TENERA generally receives payments on amounts billed 30 to 90 days after billing, except for retention under contracts. Since the majority of TENERA's clients are utility companies, DOE, or DOE prime contractors, TENERA historically has experienced a low percentage of losses due to poor credit risks.

Backlog

      As of December 31, 1999, TENERA had contracted a backlog of approximately $15.3 million, all of which is cancelable by the clients. The Rocky Flats and Energy subsidiaries account for $14.9 million and $.4 million, respectively, of the backlog. Contracted backlog represents the aggregate of the remaining value of those active contracts entered into by TENERA for services which are limited by a contractual amount and does not include any estimates of open-ended services contracts or unfunded backlog that may result from additions to existing contracts.

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

Research and Development

      It has been TENERA's policy to undertake development projects of software, systems, and data bases only if they can be expected to lead directly to proprietary products that may be generally marketable. A portion of TENERA's research and development effort may be funded through customer-sponsored projects, although the rights to the systems and databases generally remain with TENERA. Because TENERA's research and development activities involve the integration of customer-funded, cost sharing, and TENERA-funded projects, it is not possible to segregate on a historical basis all of the specific costs allocable as research and development costs. In 1999 and 1998, TENERA spent in excess of $100,000 annually on software development related to its TET and consulting services businesses, in contrast to expending in excess of $1.5 million in 1997 on software development related to its Mass Transportation business prior to the Asset Sale.

Patents and Licenses

      The Company does not hold any patents material to its business. TENERA relies upon trade secret laws and contracts to protect its proprietary rights in software systems and databases. The service and license agreements under which clients acquire certain rights to access and use TENERA's software technology generally restrict the clients' use of the systems to their own operations and prohibit disclosure to others.

Personnel

      At December 31, 1999, the Company employed a total of 164 consultants, engineers, and scientists and a supporting administrative staff of 23 employees. Eight employees hold doctorates and 52 employees hold master's degrees. TENERA also retains the services of numerous independent contractors in order to fulfill specific needs for particular projects. None of TENERA's employees are represented by a labor union.

Item 2.  Properties

      The Company's headquarters are located in San Francisco, California, and consist of approximately 13,500 square feet of leased office space, expiring in October 2000. TENERA also leases approximately 6,500 square feet in Louisville, Colorado, expiring in October 2000 and approximately 3900 square feet in Knoxville, Tennessee, expiring in December 2000. Additionally, TENERA maintains a 900 square feet project office in San Luis Obispo, California on a month-to-month lease basis. As a result of the Asset Sale, TENERA vacated its office space in Hartford, Connecticut, and is subleasing the space until lease expiration in May 2000.

      The Company believes that its facilities are well maintained and adequate for its current needs. However, the Company expects to face a substantially higher lease rate upon expiration of its San Francisco lease in October 2000, which may result in relocation of its headquarters.

Item 3.  Legal Proceedings

      None.


Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Shares of the Company's Common Stock are listed for trading on AMEX under the symbol TNR. The first trading day on AMEX was June 30, 1995, at which time 10,417,345 shares were outstanding. There were approximately 500 shareholders of record as of March 1, 2000.

----------------------------------------------------------------------------------------------------------------
                                     1999                          1998                          1997
                           -------------------------     -------------------------     -------------------------
                                Price Range of                Price Range of                Price Range of
                             TENERA, Inc. Shares           TENERA, Inc. Shares           TENERA, Inc. Shares
                           -------------------------     -------------------------     -------------------------
                             High            Low           High            Low           High            Low
----------------------------------------------------------------------------------------------------------------
First Quarter ......       $   2.00       $   1.0625     $   0.875      $   0.50       $   0.9375     $   0.625
Second Quarter .....           1.625          1.00           1.00           0.5625         0.8125         0.50
Third Quarter ......           1.50           1.00           1.6875         0.6875         0.625          0.50
Fourth Quarter .....           1.125          0.75           2.75           0.75           0.8125         0.50
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

                                  TENERA, INC.
                              FINANCIAL HIGHLIGHTS

  (In thousands, except per share and statistical amounts)

----------------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31,
                                                       ---------------------------------------------------------
                                                         1999        1998         1997       1996        1995
----------------------------------------------------------------------------------------------------------------
OPERATIONS DATA

Revenue .........................................      $37,922     $27,445      $21,121     $24,003     $25,545
Operating Income (Loss) .........................        2,336       1,874       (2,139)     (1,382)      1,203
Net Earnings (Loss) .............................        1,342       1,674       (1,890)     (1,080)        898
Earnings (Loss) per Share-- Basic ...............         0.13        0.17        (0.19)      (0.11)       0.07
Earnings (Loss) per Share-- Diluted .............         0.13        0.16        (0.19)      (0.11)       0.07
Weighted Average Shares-- Basic..................       10,050      10,124       10,123      10,248       9,920
Weighted Average Shares-- Diluted................       10,409      10,450       10,123      10,248      10,014

CASH FLOW DATA

Net Cash Provided (Used) by Operating Activities       $   631     $   906      $(2,681)    $ 2,954     $  (286)
Net Increase (Decrease) in Cash and Cash Equivalents       132       1,069       (1,672)      2,490        (469)

FINANCIAL POSITION AT DECEMBER 31

Cash and Cash Equivalents .......................        3,493       3,361        2,292       3,964       1,474
Working Capital .................................        5,467       4,474        2,831       4,555       5,836
Total Assets ....................................       10,710       9,206        6,052       7,940      10,087
Total Liabilities ...............................        4,950       4,538        3,065       3,062       3,912
Stockholders' Equity.............................        5,760       4,668        2,987       4,878       6,175
OTHER INFORMATION
Number of Employees .............................          187         196          187         208         270
----------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition


                                  TENERA, INC.
                              RESULTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------
                                                                                   Percent of Revenue
                                                                        -----------------------------------------
                                                                                Year Ended December 31,
                                                                        -----------------------------------------
                                                                         1999           1998          1997
-----------------------------------------------------------------------------------------------------------------

Revenue .............................................................    100.0%        100.0%        100.0%

Direct Costs ........................................................     77.4          75.5          61.7

General and Administrative Expenses .................................     16.4          19.7          38.5

Software Development Costs...........................................     --            --             7.2

Special Item Income .................................................     --             1.1           1.7

Litigation Judgment Cost.............................................     --            (0.1)          4.5

Other Income ........................................................      *             0.8           0.1
                                                                        ---------     ---------     ----------

   Operating Income (Loss) ..........................................      6.2           6.8         (10.1)

Interest Income, Net ................................................      0.3           0.5           0.5
                                                                        ---------     ---------     ----------
Net Earnings (Loss) Before Income Tax Expense (Benefit)..............      6.5%          7.3%         (9.6)%
                                                                        =========     =========     ==========
-----------------------------------------------------------------------------------------------------------------

  * Less than 0.05%

Year Ended December 31, 1999 versus Year Ended December 31, 1998

      The Company's increased revenue in its Rocky Flats subsidiary resulted in net earnings, before income tax expense of $2,455,000, compared to net earnings of $1,653,000 in 1998 before income tax expense, special item, and adjustment to litigation judgment costs.

      The revenue increase in 1999 is primarily the result of increased Rocky Flats Contract activity. For 1999, the concentration of revenue from the government sector increased to 81% of total revenue from 78% in 1998. Revenue concentration from the government sector is expected to remain high in 2000. The number of clients served during 1999 totaled over 35, approximately the same as 1998.

      Direct costs were higher in 1999, primarily as a result of increased revenue generation and the related use of subcontractor teams under the Rocky Flats Contract. Gross margins decreased to 23%, in 1999 from 25% in 1998, mainly due to an increase in the proportion of revenue derived from lower margin government projects.

      General and administrative costs were higher compared to a year ago, primarily reflecting increased costs associated with the development of TET Courses and the establishment of GoTrain.Net, and higher performance bonuses to employees based on higher operating income. However, general and administrative expenses, as a percentage of revenue, decreased to 16% in 1999 from 20% in 1998.

      The special item of $300,000 in 1998, reflects the additional realized gain from the Asset Sale associated with the repayment of the Promissory Note (see Notes 1 and 8 to Consolidated Financial Statements).

      The litigation judgment cost adjustment in 1998 relates to the settlement of litigation for $50,000 less than the amount accrued in 1997 (see Note 7 to Consolidated Financial Statements).

      Other income in 1999 was immaterial. Other income in 1998 reflects certain accounting and administrative services provided on a temporary basis to the purchaser in the Asset Sale. These services ceased during the fourth quarter of 1998.

      Net  interest  income  in 1999  and  1998  represents  earnings  from  the investment of cash balances in short-term, high-quality, government and corporate debt instruments. The lower net interest income in 1999, as compared to a year ago, primarily reflects lower interest rates. The Company had no borrowings under its line of credit during 1999 and 1998.

Year Ended December 31, 1998 versus Year Ended December 31, 1997

      The Company's increased revenue in its Rocky Flats subsidiary, lower overall general and administrative expenses, and the elimination of significant ongoing development costs as a result of the Asset Sale in the fourth quarter of 1997, resulted in net earnings, before income tax expense, special item, and adjustment to litigation judgment costs, of $1,653,000, compared to a loss of $1,434,000 in 1997 before income tax benefit, special item, and accrual for litigation judgment costs.

      The revenue increase in 1998 was primarily the result of increased Rocky Flats Contract activity, partially offset by the absence of Mass Transportation revenue as a result of the Asset Sale. For 1998, the concentration of revenue from the government sector increased to 78% of total revenue from 53% in 1997. Approximately one-half of the increase in revenue concentration related to the loss of Mass Transportation revenue as a result of the Asset Sale. The other one-half of the revenue concentration increase was due to higher levels of Rocky Flats Contract activity versus 1997. The number of clients served during the year decreased to 35 from 40 (excluding 20 clients associated with the Mass Transportation business) in 1997.

      Direct costs were higher in 1998, primarily as a result of increased revenue generation and the related use of subcontractor teams under the Rocky Flats Contract. Gross margins decreased to 25%, in 1998 from 38% in 1997, mainly due to an increase in the proportion of revenue derived from lower margin government projects.

      General and administrative costs were lower compared to the prior year, primarily reflecting increased utilization of employees on billable contracts and reduced corporate and subsidiary administrative staffs. General and administrative expenses also decreased, as a percentage of revenue, to 20% in 1998 from 39% in 1997.

      Due to the Asset Sale, the Company's software product development expenditures were not material in 1998, as compared to $1,531,000 in 1997.

      Effective November 14, 1997, the Company consummated the sale of all of the assets related to the Mass Transportation business for $1,300,000 in cash, a promissory note in the amount of $300,000, a warrant to acquire 4% of the then outstanding shares of the buyer's common stock, exercisable upon the occurrence of an initial public offering or a change of control (as defined in the warrant), plus the assumption of all liabilities associated with the Mass Transportation business. The Mass Transportation subsidiary was not expected to produce profitable results in the subsequent twelve months due to the anticipated high level of investment needs to develop its products and for its business development activities. The special item of $355,000 in 1997 reflected the realized gain (exclusive of the effect of the note and warrant) from the Asset Sale (see Notes 1 and 8 to Consolidated Financial Statements). The note was repaid in full in February 1998, and an additional gain of $300,000 was reported in 1998 as a special item. In December 1999, the warrant was exchanged for convertible preferred stock equivalent to 4% ownership of the buyer on a fully diluted basis under the capital structure at the time of the exchange, and a redemption right equal to $525,000 in the event of the buyer's liquidation (see Note 8 to Consolidated Financial Statements).

      On February 10, 1998, the Company was notified by the Superior Court for Alameda County of the trial judge's decision against the defendants in the action entitled PLM Financial Services, Inc. v TERA Corporation, et al. (Case No. 743 439-0, the "PLM Litigation"), in which TENERA and others were named as defendants. Damages were not specified in the Court's decision, but based on exposure estimates by the Company's counsel, the Company accrued litigation judgment expenses of $950,000 in 1997 related to this matter. In May 1998, the Company settled the case for $950,000 in cash, of which approximately $50,000 was paid by a co-defendant, TERA Corporation Liquidating Trust. The litigation judgment cost adjustment of $50,000 in 1998 reflected the lower amount paid by the Company versus the accrual established in 1997 (see Note 7 to Consolidated Financial Statements).

      Other income in 1998 reflected temporary accounting and administrative services provided to the buyer in the Asset Sale. These services ceased during the fourth quarter of 1998. Other income in 1997 reflects gains on the sale of assets related to facility downsizing.

      Net  interest  income  in 1998  and  1997  represents  earnings  from  the investment of cash balances in short-term, high-quality, government and corporate debt instruments. The higher net interest income in 1998, as compared to a year ago, primarily reflects larger average cash balances. The Company had no borrowings under its line of credit during 1998 and 1997.

Liquidity and Capital Resources

      Cash and cash equivalents increased by $132,000 during 1999. The increase was due to cash provided by operations ($631,000), partially offset by the net acquisition of equipment ($249,000) and the repurchase of the Company's Common Stock ($250,000).

      Receivables increased by $1,127,000 from December 31, 1998, primarily due to an increase in revenue in 1999. The allowance for sales adjustments decreased $2,000 from December 31, 1998.

      Accounts payable increased by $598,000 since the end of 1998, primarily associated with higher direct costs supporting increased revenues. Accrued compensation and related expenses decreased by $86,000 during 1999, primarily reflecting lower usage of self-insured medical benefits in 1999.

       No cash dividend was declared in 1999.

      The impact of inflation on project revenue and costs of the Company was minimal.

      At December 31, 1999, the Company had available $2,500,000 of a $3,000,000 revolving loan facility with its lender which expires in May 2000. The Company expects to renew on substantially the same terms. The Company has no outstanding borrowing against the line; however, $500,000 was assigned to support standby letters of credit.

      Management believes that cash expected to be generated by operations, the Company's working capital, and its loan facility are adequate to meet its anticipated liquidity needs through the next twelve months.

Impact of Year 2000

      In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $40,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly (see "Operating Risks").

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

      Reliance on Major Customers; Concentration of Revenue from the Government Sector. During fiscal 1999, three customers, Kaiser-Hill, RMRS, and Safe Sites, accounted for approximately 75% of the Company's total revenues, and during 1998, two customers, Kaiser-Hill and Safe Sites, accounted for approximately 64% of the Company's total revenues. Additionally, for 1999, the concentration of the Company's total revenue from the government sector increased to 81% of total revenue from 78% in 1998. This level of concentration of revenues from the lower margin government sector is expected to continue and possibly increase in the future. Further, all outstanding customer contracts are cancelable upon notice by either party, and therefore, there can be no assurance that relationships with customers will be maintained at existing levels, or at all. The discontinuation or material reduction of business relations with any of these customers would have a material adverse impact on TENERA's business (see Item 1, "Business -- Marketing and Clients").

      History of Losses; Uncertainty of Future Profitability. Although the Company had net earnings of $0.8 million in 1992, $1.7 million in 1998, and $1.3 million in 1999, net (losses) over the period 1991 through 1997 were $(6.4 million) in 1991, $(0.3 million) in 1993, $(1.2 million) in 1994, $0.9 million in 1995, $(1.1 million) in 1996, $(1.9 million) in 1997. There can be no assurance of the level of earnings, if any, that the Company will be able to derive in the future.

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

      Year 2000 Issue. The Company has corrected its known internal Year 2000 system problems and has received notification from key vendors and clients that their systems are Year 2000 compliant. Furthermore, the Company has not experienced any material problems subsequent to the date change. However, the Company has no control over the systems of third parties and it is possible that Year 2000 problems may occur at a later date, which could materially affect the Company's business operations and financial condition. For example, if a major client has a Year 2000 problem with its accounts payable system, payment of the Company's invoices could be delayed, adversely affecting cash flow.

Item 7A.   Quantitative and Qualitative Disclosure about Market Risk

      The Company has minimal exposure to market and interest risk as the Company invests its excess cash in instruments, which mature within 90 days from the date of purchase. The Company does not have any derivative instruments.

Item 8.  Financial Statements and Supplementary Data

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

  (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      1999            1998             1997
----------------------------------------------------------------------------------------------------------------
Revenue ....................................................      $   37,922       $   27,445       $   21,121
Direct Costs ...............................................          29,351           20,718           13,038
General and Administrative Expenses ........................           6,236            5,416            8,131
Software Development Costs .................................              --               --            1,531
Special Item Income ........................................              --              300              355
Litigation Judgment Cost ...................................              --              (50)             950
Other Income ...............................................               1              213               35
                                                                  -------------    ------------     ------------
   Operating Income (Loss)..................................           2,336            1,874           (2,139)
Interest Income, Net .......................................             119              129              110
                                                                  -------------    ------------     ------------
   Net Earnings (Loss) Before Income Tax Expense (Benefit)..           2,455            2,003           (2,029)
Income Tax  Expense (Benefit)...............................           1,113              329             (139)
                                                                  -------------    ------------     ------------
Net Earnings (Loss).........................................      $    1,342       $    1,674       $   (1,890)
                                                                  =============    ============     ============
Net Earnings (Loss) per Share-- Basic ......................      $     0.13       $     0.17       $    (0.19)
                                                                  =============    ============     ============
Net Earnings (Loss) per Share-- Diluted ....................      $     0.13       $     0.16       $    (0.19)
                                                                  =============    ============     ============
Weighted Average Number of Shares Outstanding-- Basic.......          10,050           10,124           10,123
                                                                  =============    ============     ============
Weighted Average Number of Shares Outstanding-- Diluted.....          10,409           10,450           10,123
                                                                  =============    ============     ============
----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                           CONSOLIDATED BALANCE SHEETS

  (In thousands, except share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                                           December 31,
                                                                                   -----------------------------
                                                                                      1999             1998
----------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets

   Cash and cash equivalents ...............................................       $    3,493       $    3,361
   Receivables, less allowances of $1,298 (1998 - $1,300)
     Billed ................................................................            3,587            2,692
     Unbilled ..............................................................            2,968            2,734
   Other current assets ....................................................              369              225
                                                                                   ------------     ------------
       Total Current Assets ................................................           10,417            9,012
Property and Equipment, Net ................................................              293              194
                                                                                   ------------     ------------
         Total Assets ......................................................       $   10,710       $    9,206
                                                                                   ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

   Accounts payable.........................................................       $    3,112       $    2,514
   Accrued compensation and related expenses ...............................            1,838            1,924
   Income taxes payable ....................................................               --              100
                                                                                   ------------     ------------
       Total Current Liabilities ...........................................            4,950            4,538
Stockholders' Equity
   Common Stock, $0.01 par value, 25,000,000 authorized, 10,417,345 issued .              104              104
   Paid in capital, in excess of par .......................................            5,699            5,699
   Retained earnings (Accumulated deficit)..................................              507             (835)
   Treasury stock-- 483,586 shares (1998 - 287,942 shares) .................             (550)            (300)
                                                                                   ------------     ------------
       Total Stockholders' Equity ..........................................            5,760            4,668
                                                                                   ------------     ------------
         Total Liabilities and Stockholders' Equity ........................       $   10,710       $    9,206
                                                                                   ============     ============
----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

  (In thousands, except share amounts)

--------------------------------------------------------------------------------------------------------------
                                                    Paid-In        Retained
                                                   Capital in      Earnings
                                       Common        Excess      (Accumulated      Treasury
                                        Stock        of Par        Deficit)         Stock           Total
--------------------------------------------------------------------------------------------------------------
December 31, 1996 ......             $    104      $ 5,698        $   (619)      $   (305)      $   4,878
Repurchase of 1,694 Shares                 --           --              --             (1)             (1)
Net Loss ...............                   --           --          (1,890)            --          (1,890)
                                    ------------- -------------  -------------  -------------- ---------------
December 31, 1997 ......                  104        5,698          (2,509)          (306)          2,987
Issuance of 6,250 Shares                   --            1              --              6               7
Net Earnings ...........                   --           --           1,674             --           1,674
                                    ------------- -------------  -------------  -------------- ---------------
December 31, 1998 ......                  104        5,699            (835)          (300)          4,668
Repurchase of 195,644 Shares               --           --              --           (250)           (250)
Net Earnings ...........                   --           --           1,342             --           1,342
                                    ------------- -------------  -------------  -------------- ---------------
December 31, 1999 ......             $    104      $ 5,699        $    507       $   (550)      $   5,760
                                    ============= =============  =============  ============== ===============

--------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

  (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      1999            1998             1997
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings (loss)......................................      $    1,342       $    1,674       $   (1,890)
   Adjustments  to reconcile  net  earnings  (loss) to
   cash provided (used) by operating activities:
     Depreciation ..........................................             151              108              231
     Gain on sale of equipment .............................              (1)              (2)             (21)
     Gain on sale of Mass Transportation business ..........              --             (300)            (355)
     Decrease in allowance for sales adjustments ...........              (2)             (58)            (146)
     Changes in assets and liabilities:
       Receivables .........................................          (1,127)          (1,999)          (1,243)
       Other current assets ................................            (144)              10              222
       Accounts payable ....................................             598            1,876             (128)
       Accrued compensation and related expenses ...........             (86)             447             (301)
       Litigation judgment accrual .........................              --             (950)             950
       Income taxes payable ................................            (100)             100               --
                                                                  -------------    ------------     ------------
         Net Cash Provided (Used) by Operating Activities ..             631              906           (2,681)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment ...................            (250)            (146)            (311)
   Proceeds from sale of equipment .........................               1                2               21
   Proceeds from sale of Mass Transportation business ......              --              300            1,300
                                                                  -------------    ------------     ------------
         Net Cash (Used) Provided  by Investing Activities .            (249)             156            1,010

CASH FLOWS FROM FINANCING ACTIVITIES
   Repurchase of Common Stock ..............................            (250)              --               (1)
   Issuance of common stock from Treasury...................              --                7               --
                                                                  -------------    ------------     ------------
         Net Cash (Used) Provided by Financing Activities ..            (250)               7               (1)
                                                                  -------------    ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......
                                                                         132            1,069           (1,672)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .............
                                                                       3,361            2,292            3,964
                                                                  -------------    ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...................      $    3,493       $    3,361       $    2,292
                                                                  =============    ============     ============

----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

      TENERA Technologies, LLC ("Mass Transportation"), a Delaware limited liability company, was formed by the Company in May 1997 to consolidate its mass transportation business into a separate legal entity. Before the Asset Sale described below, Mass Transportation provided computerized maintenance management software and consulting to the mass transit industry. On November 14, 1997, the Company consummated the sale of all of the assets ("Asset Sale") related to the Mass Transportation business, to Spear Technologies, Inc. ("Spear"), a California corporation newly formed by former members of the Company's management (see Note 8).

      TENERA GoTrain.Net, LLC ("GoTrain.Net"), a Delaware limited liability company, was formed by the Company in October 1999, as a joint venture operation to design, develop, market, and maintain a web-based Corporate Distance Learning Center ("CDLC"). The joint venture was established with its minority interest partner, SoBran, Inc., an Ohio corporation specializing in Internet technologies. In February 2000, the Company purchased the Internet-based development and support business of SoBran, Inc., including SoBran's minority interest in GoTrain.Net.

Note 2. Summary of Significant Accounting Policies

      Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

      Cash and Cash Equivalents. Cash and cash equivalents consist of demand deposits, money market accounts, and commercial paper issued by companies with strong credit ratings. Cash and cash equivalents are carried at cost, which approximates fair value. The Company includes in cash and cash equivalents, all short-term, highly liquid investments, which mature within three months of acquisition.

      Concentrations of Credit Risk and Credit Risk Evaluations. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist principally of demand deposit, money market accounts, and commercial paper issued by companies with strong credit ratings. Cash and cash equivalents are held with various domestic financial institutions with high credit standing. The Company has not experienced any significant losses on its cash and cash equivalents. The Company conducts business with companies in various industries primarily in the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit issues, and such losses to date have been within management's expectations.

      Property and Equipment. Property and equipment are stated at cost ($2,587,000 and $2,382,000 at December 31, 1999 and 1998, respectively), net of accumulated depreciation ($2,294,000 and $2,188,000 at December 31, 1999 and 1998, respectively). Depreciation is calculated using the straight-line method over the estimated useful lives, which range from three to five years.

      Revenue. The Company primarily offers its services to the United States electric power industry and the DOE. Revenue from time-and-material and cost plus fixed-fee contracts is recognized when costs are incurred; from fixed-price contracts, on the basis of percentage of work completed (measured by costs incurred relative to total estimated project costs).

      The Company performs credit evaluations of these clients and normally does not require collateral. Reserves are maintained for potential sales adjustments and credit losses; such losses to date have been within management's expectations. Actual revenue and cost of contracts in progress may differ from management estimates and such differences could be material to the financial statements.

      During 1999, three clients accounted for 32%, 26%, and 17% of total revenue. In 1998, two clients accounted for 37%, and 27% of the Company's total revenue, and in 1997, three clients accounted for 43%, 14%, and 10% of total revenue.

      Income Taxes. The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is a C Corporation subject to federal and state statutory income tax rates for income earned. Due to a net loss in 1997, an income tax benefit was recorded for that year. During 1998, a provision for income taxes was made after taking into account net operating loss carryforwards from previous years. In 1999, a provision for federal and state income taxes was made at a combined rate of 45% (see Note 5).

      Accounting for Stock-Based Compensation. The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25") and has provided the pro forma disclosures required by Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") in Note 4.

      Per Share Computation. Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. Due to the loss from operations in 1997, loss per share is based on the weighted average number of common shares only, as the effect of including equivalent shares from stock options would be anti-dilutive.

      The following table sets forth the computation of basic and diluted (loss) earnings per share as required by Financial Accounting Standards Board Statement No. 128:

  (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      1999            1998             1997
----------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings (loss) .....................................      $    1,342       $    1,674       $   (1,890)
Denominator:
  Denominator for basic earnings per share--
  weighted-average shares outstanding.......................          10,050           10,124           10,123
  Effect of dilutive securities:
     Employee & Director stock options (Treasury stock
method) ....................................................             359              326               --
  Denominator for diluted earnings per share--
  weighted-average common and common equivalent shares .....          10,409           10,450           10,123
                                                                  =============    ============     ============
Basic earnings (loss) per share  ...........................      $     0.13       $     0.17       $    (0.19)
                                                                  =============    ============     ============
Diluted earnings (loss) per share  .........................      $     0.13       $     0.16       $    (0.19)
                                                                  =============    ============     ============

----------------------------------------------------------------------------------------------------------------


      Comprehensive Income (Loss). The Company does not have material components of other comprehensive income. Therefore, comprehensive income (loss) is equal to net earnings (loss) reported for all periods presented.

      Disclosures about Segments of an Enterprise. The Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," (FAS 131"), which establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Company has one reportable operating segment under this statement, which is providing services with respect to operations, maintenance, safety, strategic business and risk management, and environmental/ecological issues for electric utility and DOE facilities.

      Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will be required to adopt FAS 133 effective January 1, 2001. Management of the Company does not believe the adoption of this statement will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Note 3. Related Party Transactions

      TERA Corporation Liquidating Trust ("Trust"). The Trust was established by TERA Corporation ("Predecessor Corporation") in 1986, to facilitate the orderly sale or other disposition of the remaining assets and satisfaction of all remaining debts and liabilities of the Predecessor Corporation. As of May 31, 1998, the Trust was terminated after the total liquidation of its assets in connection with the settlement of litigation with PLM Financial Services, Inc. (see Note 7). The Company did not recognize any income or expense from the Trust in 1999, 1998, and 1997.

Note 4. Employee Benefit Plans

      401(k) Savings Plan. The 401(k) Savings Plan is administered through a trust that covers substantially all employees. Employees can contribute amounts to the plan, not exceeding 15% of salary. Effective January 1, 1998, the Company matches employee contributions equal to 50% of the first 4% of salary deferred. The Company, at its discretion, may also contribute funds to the plan for the benefit of employees. In 1999 and 1998, charges to earnings for the 401(k) Savings Plan were $164,000 and $233,000, respectively. There were no charges to earnings in 1997 for the 401(k) Savings Plan. During 1999, 1998, and 1997, no discretionary amounts were contributed to the plan by the Company.

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

      Under the provisions of the Company's 1992 Option Plan, 1,500,000 shares are reserved for issuance upon the exercise of options granted to key employees and consultants. During 1999, options were granted for 285,000 shares at an exercise price of $1.3625, the then fair market value, expiring on March 9, 2005. In 1998, options were granted for 300,000, 20,000 and 50,000 shares at an exercise price of $0.725, $0.5875 and $0.675, respectively, the then fair market values, expiring on February 19, 2004, April 20, 2004 and July 1, 2004, respectively. In 1997, options were granted for 370,000 and 50,000 shares at an exercise price of $0.70 and $0.65, respectively, the then fair market values, expiring on March 12, 2003 and May 1, 2003, respectively. During 1999, options for 94,000 shares were canceled due to employee terminations (660,750 and 122,500 in 1998 and 1997, respectively). Options for 6,250 shares were exercised in 1998, but no options were exercised in 1999 and 1997. As of December 31, 1999, options for 1,272,500 shares were outstanding and options for 921,250 shares were exercisable.

      Under the provisions of the 1993 Outside Directors Compensation and Option Plan, which was approved by the Board of Directors, effective March 1, 1994, as amended in 1998, 300,000 shares are reserved for issuance upon the exercise of options granted to non-employee directors. During 1999, options were granted for 62,500 shares at an exercise price of $1.375, the then fair market value, expiring on March 1, 2009. In 1998, options were granted for 37,500 and 25,000 shares at an exercise price of $0.5625 and $0.75, respectively, the then fair market value, expiring on March 1, 2008 and July 1, 2008, respectively. In 1997, options were granted for 32,000 shares at an exercise price of $0.6875, the then fair market value, expiring on March 1, 2007. During 1999, 12,500 options were forfeited (8,000 share options were canceled in 1998 and 12,500 in 1997). No options were exercised in 1999, 1998, and 1997. As of December 31, 1999, options for 254,000 shares were outstanding and 204,000 were exercisable.

      The combined stock option activity of the Company's two option plans is summarized below:

  (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                          Year Ended December 31,
                           -------------------------------------------------------------------------------------
                                     1999                          1998                          1997
                           -------------------------     -------------------------     -------------------------
                                          Weighted-                     Weighted-                     Weighted-
                                           Average                       Average                       Average
                                           Exercise                      Exercise                      Exercise
                            Options         Price         Options         Price          Options        Price
----------------------------------------------------------------------------------------------------------------
Outstanding--
Beginning of Year ..           1,285      $    0.91          1,528      $    0.98          1,211      $    1.09

Granted ............             347           1.36            432           0.70            452           0.69
Exercised ..........              --             --             (6)          1.19             --             --
Forfeited ..........            (106)          1.05           (669)          0.90           (135)          1.18
                           ----------     ----------     ----------     ----------     ----------     ----------
Outstanding--
End of Year ........           1,526      $    1.00          1,285      $    0.91          1,528      $    0.98
                           ==========     ==========     ==========     ==========     ==========     ==========
Exercisable at
End of Year ........           1,125      $    0.99            811      $    1.01            813      $    1.09

----------------------------------------------------------------------------------------------------------------

      Exercise prices for options outstanding as of December 31, 1999, ranged from $0.5625 to $1.75. The weighted-average remaining contractual life of those options is 4.4 years.

      Proforma Disclosures of the Effect of Stock-Based Compensation. Pro forma information regarding net earnings (loss) and earnings (loss) per share is required by FAS 123 for fiscal years beginning after December 31, 1994, and has been determined as if the Company had accounted for its stock options under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998, and 1997: risk-free interest rates of 5.3% for the March 1999 grants; 5.0% each for the February, March, April, and July 1998 grants; and 6.0% and 5.85%, respectively, for the March and May 1997 grants; dividend yield of 0% for all years; volatility factors of the expected market price of the Company's common stock of 0.56, 0.48, and 0.51, respectively; and a weighted-average expected life of the option of five years for all employee grants and seven years for director grants.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, options valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

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

      Pro forma information regarding the Company's net earnings (loss) and earnings (loss) per share follows:

  (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      1999            1998             1997
----------------------------------------------------------------------------------------------------------------
Net Earnings (Loss)-- As Reported ..........................      $    1,342       $    1,674       $   (1,890)
Pro Forma Net Earnings (Loss)--FAS 123 .....................           1,278            1,672           (1,940)


Net Earnings (Loss) per Share-- As Reported Basic ..........      $     0.13       $     0.17       $     (0.19)
                                                                  =============    ============     ============
Net Earnings (Loss) per Share-- As Reported Diluted ........      $     0.13       $     0.16       $     (0.19)
                                                                  =============    ============     ============
Pro Forma Net Earnings (Loss) per Share-- FAS 123 Basic ....      $     0.13       $     0.17       $     (0.19)
                                                                  =============    ============     ============
Pro Forma Net Earnings (Loss) per Share-- FAS 123 Diluted ..      $     0.12       $     0.16       $     (0.19)
                                                                  =============    ============     ============

----------------------------------------------------------------------------------------------------------------

      The weighted-average grant-date fair value of options granted, which is the value assigned to the options under FAS 123, was $0.75, $0.35, and $0.36 for grants made during years ended December 31, 1999, 1998, and 1997, respectively.

 Note 5. Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998, are as follows, using the liability method:

----------------------------------------------------------------------------------------------------------------
                                                                                           December 31,
                                                                                   -----------------------------
                                                                                      1999             1998
----------------------------------------------------------------------------------------------------------------

Current Deferred Tax Assets

     Contract provisions not currently deductible ..........................       $       --       $      466
     Accrued expenses not currently deductible .............................              771              427
     Fixed assets ..........................................................               40               --
     Other .................................................................               15               --
                                                                                   ------------     ------------
         Total Current Gross Deferred Tax Assets ...........................              826              893
                                                                                   ------------     ------------
     Less:  Valuation Allowance ............................................             (727)            (772)

Current Deferred Tax Liabilities

     Revenue differences related to timing .................................               99              121
                                                                                   ------------     ------------
         Net Current Deferred Tax Liabilities ..............................       $       --       $       --
                                                                                   ============     ============

----------------------------------------------------------------------------------------------------------------

      The current tax provision (benefit) for the years ended December 31, 1999, 1998, and 1997, are as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                                    ---------------------------------------------
                                                                       1999            1998             1997
-----------------------------------------------------------------------------------------------------------------

Current:
     Federal .....................................................  $      927      $      256       $     (137)

     State .......................................................         186              73               (2)
                                                                    -----------     ------------     ------------
     Tax Provision (Benefit) .....................................  $    1,113      $      328       $     (139)
                                                                    ===========     ============     ============

-----------------------------------------------------------------------------------------------------------------

      The valuation allowance decreased by $45,000, during the year ended December 31, 1999, for those deferred tax assets, which may not be realized. The decrease primarily relates to the reduction of employee vacation and holiday accrual balances during 1999.

      The provision (benefit) for income taxes differed from the amount computed by applying the statutory federal and state income tax rate for the years ended December 31, 1999, 1998, and 1997, as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                                    ---------------------------------------------
                                                                       1999            1998             1997
-----------------------------------------------------------------------------------------------------------------

Federal Statutory Rate ...........................................      34%             34%             (34)%
State Taxes, Net of Federal Benefit ..............................       5%              2%              (3)%
Permanent Differences ............................................       1%              1%              (2)%
Valuation Allowance ..............................................      (2)%           (21)%             39 %
Other ............................................................       7%             --               --
Net Operating Loss Carryback .....................................      --              --               (7)%
                                                                    -----------     ------------     ------------
Income Tax (Benefit) Provision ...................................      45%             16%              (7)%
                                                                    ===========     ============     ============

-----------------------------------------------------------------------------------------------------------------

      The Company paid income taxes of $1,363,000 in 1999 and $222,000 in 1998.

Note 6. Commitments and Contingencies

      Leases. The Company occupies facilities under noncancelable operating leases expiring at various dates through 2000. The leases call for proportionate increases due to property taxes and certain other expenses. Rent expense amounted to $349,000 for the year ended December 31, 1999 ($309,000 in 1998 and $524,000 in 1997).

      Minimum rental commitments under operating leases, principally for real property, are as follows (in thousands):

  (Year Ending December 31)

----------------------------------------------------------------------------------------------------------------

2000 .........................................................................................      $      458
                                                                                                    ============

----------------------------------------------------------------------------------------------------------------

      Revolving Loan Agreement. A loan agreement with a bank provides for a revolving line of credit of $3,000,000, through May 2000. At December 31, 1999, $2,500,000 was available under the credit line, and in addition, $500,000 was assigned to support standby letters of credit. Amounts advanced under the line of credit are secured by the Company's eligible accounts receivable. Under the agreement, the Company is obligated to comply with certain covenants related to equity, quick ratio, debt/equity ratio, and profits. The interest rate under the agreement is the bank's prime rate (8.5% at December 31, 1999). During 1999, 1998, and 1997, the Company paid no interest expense, as there were no borrowings.

Note 7. Litigation Judgment

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

Note 8. Special Items

      On November 14, 1997, the Company consummated the sale of all of the assets related to Mass Transportation' mass transportation business to Spear Technologies, Inc., a California corporation newly formed by former members of the Company's management. The Company received $1,300,000 in cash, a promissory note in the amount of $300,000, and a warrant to acquire 4% of Spear's then outstanding shares of common stock exercisable upon an initial public offering or a change of control (as defined in the warrant). Spear also assumed all liabilities associated with the Mass Transportation business. The special item of $355,000 in 1997, reflects the gain on sale from the Asset Sale, exclusive of the effect of the note and warrant. Full repayment of the note was contingent upon a minimum amount of equity funding of the buyer, which had not occurred at December 31, 1997. Therefore, the Company provided an allowance for the potential uncollectability of the note in 1997. The note was repaid in full in February 1998, and the additional gain of $300,000 was reported as a special item in 1998. In December 1999, the warrant was exchanged for convertible preferred stock, equivalent to 4% ownership of Spear on a fully diluted basis under the capital structure at the time of the exchange, and a redemption right equal to $525,000 in the event of Spear's liquidation. Neither the warrant nor the preferred stock has been assigned any value in the financial statements as the Company is not able to determine the recoverability of these assets.

Note 9. Selected Quarterly Combined Financial Data (Unaudited)

      A summary of the Company's quarterly financial results follows.

  (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                 Quarter Ended                                    Quarter Ended
                  ---------------------------------------------    ---------------------------------------------
                  12/31/99     9/30/99     6/30/99     3/31/99     12/31/98     9/30/98     6/30/98     3/31/98
----------------------------------------------------------------------------------------------------------------
Revenue .....     $ 9,065      $10,163     $ 9,412     $ 9,282     $ 7,887      $ 7,014     $ 6,453     $ 6,091
Direct Costs        6,881        7,970       7,215       7,285       6,060        5,363       4,797       4,498
General and
Administrative
Expenses ....       1,847        1,385       1,515       1,489       1,486        1,283       1,345       1,302
Special Item
Income  .....          --           --          --          --          --           --          --         300
Litigation
Judgment Cost          --           --          --          --          --           --         (50)         --
Other Income           --           --           1          --          32           42          53          86
                  --------     --------    --------    --------    --------     --------    --------    --------
Operating
Income ......         337          808         683         508         373          410         414         677
Interest
Income ......          36           30          26          27          33           31          34          31
                  --------     --------    --------    --------    --------     --------    --------    --------
Net Earnings
Before Income
Tax Expense..         373          838         709         535         406          441         448         708

Income Tax
Expense .....         174          404         305         230          80           20          54         175
                  --------     --------    --------    --------    --------     --------    --------    --------
Net Earnings      $   199      $   434     $   404     $   305     $   326      $   421     $   394     $   533
                  ========     ========    ========    ========    ========     ========    ========    ========
Net Earnings Per
Share-- Basic     $  0.02      $  0.04     $  0.04     $  0.03     $  0.03      $  0.04     $  0.04     $  0.05
                  ========     ========    ========    ========    ========     ========    ========    ========
Net Earnings Per
Share-- Diluted   $  0.02      $  0.04     $  0.04     $  0.03     $  0.03      $  0.04     $  0.04     $  0.05
                  ========     ========    ========    ========    ========     ========    ========    ========

----------------------------------------------------------------------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
TENERA, Inc.

      We have audited the accompanying consolidated balance sheets of TENERA, Inc. at December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TENERA, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

Walnut Creek, California
January 21, 2000

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

      The directors of the Company are as follows:

           William A. Hasler, 58, has served as a Director of the Company since his election in March 1992 and Chairman of the Board of the Company since July 1998. Mr. Hasler is Co-Chief Executive Officer of Aphton Corporation, a bio-technology firm. Previously, Mr. Hasler was dean of the Walter A. Hass School of Business at the University of California, Berkeley. Prior to his appointment as dean in 1991, Mr. Hasler was Vice Chairman of Management Consulting for KPMG Peat Marwick from 1986 to 1991. Mr. Hasler is also a director of Solectron Corporation., Aphton Corporation, Walker Systems, and TCSI Corporation.

           Jeffrey R. Hazarian, 44, has served as a Director of the Company since his election in October 1996, and was named its Executive Vice President in November 1997. He has also served as its Chief Financial Officer and Corporate Secretary since 1992. Previously, Mr. Hazarian held the position of Vice President of Finance from 1992 to 1997.

           Thomas S. Loo, Esq., 56, was elected as a Director of the Company in February 1997. He previously served as a Director of the Company from August 1987 to September 1993. Mr.Loo has been a partner, since 1986, of Bryan Cave LLP, general counsel to the Company. Mr.Loo has also served as a director of Teknekron Corporation since March 1989.

           Robert C. McKay, 48, has served as a Director of the Company since his election in June 1997, and was appointed its Chief Executive Officer and President in November 1997. Previously, Mr. McKay was Chief Operating Officer of the Company since April 1997. He was elected Senior Vice President of the Company in December 1992.

           Andrea W. O'Riordan, 28, has served as Director of the Company since her election in June 1998. Ms. O'Riordan is an Applications Marketing Coordinator for Oracle Corporation. Prior to her joining Oracle Corporation in 1996, Ms.O'Riordan was Marketing Coordinator,Latin America, for a Reuters Company, from 1993 to 1995.

           George L. Turin, Sc.D., 70, has served as a Director of the Company since his election in March 1995. Previously, Mr. Turin served as a Professor of Electrical Engineering and Computer Science at the University of California at Berkeley from 1960 to 1990. Mr. Turin also served as Vice President, Technology for Teknekron Corporation from 1988 to 1994.

      Officers of the Company hold office at the pleasure of the Board of Directors. There are no familial relationships between or among any of the executive officers or directors of the Company.

Item 11.  Executive Compensation

      The following tables set forth certain information covering compensation paid by TENERA to the Chief Executive Officer and each of the Company's other executive officers, whose total annual salary and bonus exceeded $100,000 (the "named executives") for services to TENERA in all their capacities during the fiscal years ended December 31, 1999, 1998, and 1997.

                           SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------

                                                   Annual Compensation             Awards
                                              ------------------------------    -------------
                                                                                 Securities        All Other
         Name and                                                                Underlying        Compensa-
    Principal Position            Year           Salary          Bonus(1)        Options(2)         tion(3)
---------------------------------------------------------------------------------------------------------------

Robert C. McKay, Jr.              1999        $ 223,958         $  90,000          40,000         $   3,200
Chief Executive Officer           1998          200,000          152,500               --             3,200
President                         1997          179,375            2,179           90,000                --

Jeffrey R. Hazarian               1999          181,064           67,500           40,000             3,200
Executive                         1998          159,000           50,400           75,000             3,180
Vice President and                1997          145,875           25,000               --                --
Chief Financial Officer

---------------------------------------------------------------------------------------------------------------

[FN]
  (1) Includes $100,000 retention bonus paid to Mr. McKay in 1998 (see "Other Compensation Arrangements" below). Mr. Hazarian's bonus amounts in 1999 and 1998 include accrued bonuses of $4,000 and $3,000, respectively, paid in the beginning of the subsequent years.

  (2) Reflects the number of options granted under the Company's 1992 Option Plan. The options expire at the earlier of the end of the option period, generally six years, or three months after employment termination.

  (3) These amounts represent the amounts accrued for the benefit of the named executives under the Company's 401(k) Plan.



      The following table sets forth certain information concerning options granted during 1999 to the named executives:

                             OPTIONS GRANTS IN 1999

----------------------------------------------------------------------------------------------------------------
                                                                                          Potential Realizable
                                                                                            Value at Assumed
                                                                                         Annual Rates of Stock
                                                 Individual Grants                         Price Appreciation
                                                                                            for Option Term
                                ----------------------------------------------------     -----------------------
                                            % of Total
                                 Number of    Options
                                 Securities  Granted to     Exercise
                                 Underlying   Employees     or Base
                                 Options      in Fiscal       Price       Expiration
         Name                    Granted         Year       ($/Share)        Date            5%           10%
----------------------------------------------------------------------------------------------------------------
Robert C. McKay, Jr. .....        40,000        14.04    $     1.3625      3/09/05   $     18,535  $     42,050
Jeffrey R. Hazarian.......        40,000        14.04          1.3625      3/09/05         18,535        42,050

----------------------------------------------------------------------------------------------------------------

Other Compensation Arrangements

      The Company's 1992 Option Plan provides that options may become exercisable over such periods as provided in the agreement evidencing the option award. Options granted to date, including options granted to executive officers and set forth in the above tables, generally call for vesting over a four-year period. The 1992 Option Plan provides that a change in control of the Company will result in immediate vesting of all options granted and not previously vested.

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

Directors Compensation

      Except as described below, the directors of the Company are paid no compensation by the Company for their services as directors. William A. Hasler, Thomas S. Loo, Andrea W. O'Riordan, and George L. Turin as non-employee directors, are paid a retainer of $1,000 per month. These non-employee directors are also paid a fee of $1,000 for each meeting of the Board, and any Board Committee meeting not held on the same day as a Board meeting, which they attend. The 1993 Outside Directors Compensation and Option Plan was approved by the Board effective March 1, 1994, as amended by the Board in 1998, and reserves up to 300,000 options for issuance to non-employee directors. During 1999, 12,500 stock options were issued to each of Messrs. Hasler, Loo, Turin, Bunch (resigned in July 1999), and Ms. O'Riordan. During 1998, 12,500 stock options were granted to each of Messrs. Hasler, Loo, Turin, Bunch, and Ms. O'Riordan. During 1997, 8,000 stock options were issued to each of Messrs. Hasler, Loo, Turin, and Williams (resigned in December 1997). The options expire ten (10) years after, vest one (1) year after the date of grant, and have an exercise price equal to the fair market value of the shares of the Company's Common Stock on the date of grant. Upon exercise of the options, a director may not sell or otherwise transfer more than 50% of the shares until six (6) months after the date on which the director ceases to be a director of the Company. Due to their resignations, Mr. Bunch's 1999 options and Mr. Williams' 1997 options did not vest and were forfeited.

Compensation Committee Interlocks and Insider Participation

      During 1999, the Compensation Committee was composed of William A. Hasler, Thomas S. Loo, Andrea W. O'Riordan, and George Turin. Thomas S. Loo is a partner in the law firm of Bryan Cave LLP, general counsel to the Company and Teknekron Corporation, and is a director of Teknekron Corporation. Andrea W. O'Riordan, a director of the Company since June 29, 1998, is the daughter of Harvey E. Wagner, the Company's largest stockholder by virtue of a limited partnership interest in Incline Village Investment Group Limited Partnership (see Item 12). Mr. Wagner is also the sole stockholder and a director of Teknekron Corporation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      (a)  Security Ownership of Certain Beneficial Owners

      The following table sets forth certain information as of March 1, 2000, with respect to beneficial ownership of the shares of Common Stock of the Company by each person who is known by the Company to own beneficially more than 5% of the shares of Common Stock:

----------------------------------------------------------------------------------------------------------------
                                                                                                     Approximate
                                                                                      Shares           Percent
                                                                                   Beneficially      Beneficially
                              Name and Address                                        Owned             Owned
----------------------------------------------------------------------------------------------------------------
Harvey E. Wagner ..........................................................        3,708,658           37.3%(1)
P.O. Box 7463
Incline Village, NV  89450

Dr. Michael John Keaton Trust .............................................        1,106,887           11.1%(2)
C/O Bryan Cave LLP
120 Broadway, Suite 500
Santa Monica, CA  90401
----------------------------------------------------------------------------------------------------------------

[FN]
  (1) Such shares are held of record by Incline Village Investment Group Limited Partnership, a Georgia limited partnership, and were contributed to such partnership by Mr. Wagner in exchange for a 99% limited partnership interest. An additional 37,462 shares, as to which Mr. Wagner disclaims beneficial ownership, were contributed to such partnership by Mr. Wagner's spouse, Leslie Wagner, in exchange for a 1% general partner interest. Such partnership has sole voting and investment power with respect to all such shares. Mr. Wagner subsequently transferred a 14.7% limited partnership interest in the partnership to Ms. O'Riordan, a director of the Company, who disclaims beneficial ownership of all the shares held by such partnership.

  (2) Mr. Keaton has sole voting and investment power with respect to all shares shown as beneficially owned by him, subject to community property laws where applicable.

      (b)  Security Ownership of Management

      The following table sets forth information as of March 1, 2000, with respect to current beneficial ownership of shares of Common Stock by (i) each of the directors of the Company, (ii) each of the named executive officers (see
Item 11. "Executive Compensation"), and (iii) all current directors and executive officers as a group.

-------------------------------------------------------------------------------------------------------------------
                                                                       Shares           Shares
                                                                    Beneficially      Acquirable         Percentage
                             Name                                     Owned(1)        Within 60         Ownership(2)
                                                                                      Days(3)(4)
-------------------------------------------------------------------------------------------------------------------
William A. Hasler .............................................       20,000           70,500(3)            *
Jeffrey R. Hazarian ...........................................        7,186          156,250(4)            1.6%
Thomas S. Loo..................................................         --             33,000(3)            *
Robert C. McKay, Jr............................................        1,789          225,500(4)            2.2%
Andrea W. O'Riordan (5)........................................         --             25,000               *
George L. Turin................................................       45,504           60,500(3)            1.0%
                                                                    ------------     -------------     ------------
All Directors and Executive Officers as a Group (6 persons) ...       74,479          570,750               6.1%

-------------------------------------------------------------------------------------------------------------------

[FN]
  (1) The persons named above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

  (2) Based on the number of shares outstanding at, or acquirable within 60 days of March 1, 2000. Asterisks represent less than 1% ownership.

  (3) Represents options under the Company's 1993 Outside Directors Compensation and Option Plan which are exercisable on March 1, 2000, or within 60 days thereafter.

  (4) Represents options under the Company's 1992 Option Plan which are exercisable on March 1, 2000, or within 60 days thereafter.

  (5) Ms. O'Riordan is the daughter of Harvey E. Wagner, the Company's largest stockholder by virtue of a limited partnership interest in Incline Village Investment Group Limited Partnership (see Item 12(a), "Security Ownership of Certain Beneficial Owners").

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

Item 13.  Certain Relationships and Related Transactions

      See "Compensation Committee Interlocks and Insider Participation."

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1)  Financial Statements

      The following financial statements of the Company are filed with this report and can be found in Part II, Item 8, on the pages indicated below:

                                                                            PAGE

           Consolidated Statements of Operations--
           Years Ended December 31, 1999, 1998, and 1997 .................    13
           Consolidated Balance Sheets-- December 31, 1999 and 1998 ......    14
           Consolidated Statements of Stockholders' Equity--
           Years Ended December 31, 1999, 1998, and 1997 .................    15
           Consolidated Statements of Cash Flows--
           Years Ended December 31, 1999, 1998, and 1997 .................    16
           Notes to Consolidated Financial Statements ....................    17
           Report of Independent Auditors ................................    27
      (a)(2)  Financial Statement Schedules

      The following financial statement schedules with respect to the Company are filed in this report:

           Schedule VIII-- Valuation and Qualifying Accounts and Reserves .   36

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

   2.2         Asset  Acquisition  Agreement dated  November  14, 1997,  between the Registrant and Spear Technologies,  Inc. (filed as Exhibit
                  2.1 to the Registrant's Form 8-K filed with the SEC on November 14, 1997 and incorporated by reference herein (the "Form 8-K")).

  2.3(1)       Series C Preferred Stock Purchase Agreement dated March __, 2000 between the Registrant and Spear Technologies, Inc.

  2.4(1)       Asset  Acquisition  Agreement dated February 10, 2000 between the
                  Registrant and SoBran, Inc.

  3.1          Certificate of Incorporation of the Registrant dated October 27,
                  1994 (filed by incorporation by reference to Exhibit 3.3 to the Registration Statement).

  3.2          By-Laws of the Registrant (filed by incorporation by reference to
                  Exhibit 3.4 to the Registration Statement).

  4.1          Form of Certificate of Common Stock of the Registrant (filed by incorporation by reference to Exhibit 4.5 to the Registration Statement).
     ------------------------------------

  (1) Filed herewith.

  11.1         Statement regarding computation of per share earnings:  See "Note
                  5 to Consolidated Financial Statements."


  21.1(1)      List of Subsidiaries of the Registrant.

  23.1(1)      Consent of Ernst & Young LLP, Independent Auditors.

  27.1(1)      Financial Data Schedule.

      (b)  Reports on Form 8-K
       No reports on Form 8-K were filed by the Registrant during the last quarter of 1999.

      (c)  Exhibits (see Item 14(a)(3) above.)

      (d)  Financial Statement Schedules

      The schedules listed in Item 14(a)(2) above should be used in conjunction with the Consolidated Financial Statements of the Company for the year ended December 31, 1999.








  -----------------------------
 (1) Filed herewith.

                                                                   SCHEDULE VIII

                                  TENERA, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

  (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                      Additions              Deductions
                                                     ------------    ---------------------------
                                       Balance       Charged to
                                      Beginning       Costs and      Credited to                     Balance at
          Description                  of Year        Expenses       Special Item      Other         End of Year
----------------------------------------------------------------------------------------------------------------
1997

Reserve for Sales Adjustment
and Credit Losses .............         $ 1,626        $    36         $   122         $   182         $ 1,358
1998

Reserve for Sales Adjustment
and Credit Losses .............           1,358              9              --              67           1,300
1999

Reserve for Sales Adjustment
and Credit Losses .............           1,300             --              --               2           1,298

----------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 2000



                                     TENERA, INC.

                                     By        /s/ JEFFREY R. HAZARIAN
                                        ----------------------------------------
                                               Jeffrey R. Hazarian
                                             Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                      Title                         Date


/s/ WILLIAM A. HASLER                  Director                   March 28, 2000
--------------------------
  (William A. Hasler)
                           Director, Chief Financial Officer,
                              Executive Vice President, and
                                  Corporate Secretary
/s/ JEFFREY R. HAZARIAN         (Principal Financial Officer)     March 28, 2000
--------------------------
   (Jeffrey R. Hazarian)


/s/ THOMAS S. LOO                      Director                   March 28, 2000
--------------------------
    (Thomas S. Loo)

                                       Director,
                          Chief Executive Officer, and President
/s/ ROBERT C. MCKAY           (Principal Executive Officer)       March 28, 2000
--------------------------
   (Robert C. McKay)


/s/ ANDREA W. O'RIORDAN                Director                   March 28, 2000
--------------------------
  (Andrea W. O'Riordan)

                                 Controller and Treasurer
/s/ JAMES A. ROBISON, JR.      (Principal Accounting Officer)     March 28, 2000
--------------------------
 (James A. Robison, Jr.)


/s/ GEORGE L. TURIN                    Director                   March 28, 2000
--------------------------
   (George L. Turin)

                                  EXHIBIT INDEX

Ex.  2.3          Series C Preferred Stock Purchase Agreement between the
                   Registrant and Spear Technologies, Inc.

Ex.  2.4          Asset Acquisition Agreement between the Registrant and SoBran,
                  Inc.

Ex. 21.1          List of Subsidiaries of the Registrant

Ex. 23.1          Consent of Ernst & Young LLP, Independent Auditors

Ex. 27.1          Financial Data Schedule