Form 10-Q
period 2000-03-31
TENERA INC
filed 2000-05-11
CIK 804731

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

                 For the quarterly period ended March 31, 2000

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

     The number of shares outstanding on March 31, 2000, was 9,948,759.

                                TABLE OF CONTENTS



                                                                                                          PAGE

                                            PART I -- FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements (Unaudited) .............................................    1
    Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition .....    8
    Item 3.  Quantitative and Qualitative Disclosures of Market Risk ...................................    9



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







___________________
   * None.

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



  (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended March 31,
                                                                                  ------------------------------
                                                                                      2000             1999
----------------------------------------------------------------------------------------------------------------

Revenue ...................................................................       $     9,647       $     9,282

Direct Costs ..............................................................             7,721             7,285

General and Administrative Expenses .......................................             1,781             1,489

Other Income ..............................................................                 4                --
                                                                                  -------------     ------------
  Operating Income ........................................................               149               508

Interest Income, Net ......................................................                51                27
                                                                                  -------------     ------------
  Net Earnings Before Income Tax Expense...................................               200               535

Income Tax Expense ........................................................                80               230
                                                                                  -------------     ------------
Net Earnings ..............................................................       $       120       $       305
                                                                                  =============     ============
Net Earnings per Share-- Basic ............................................       $      0.01       $      0.03
                                                                                  =============     ============
Net Earnings per Share-- Diluted ..........................................       $      0.01       $      0.03
                                                                                  =============     ============
Weighted Average Number of Shares Outstanding-- Basic .....................             9,939            10,129
                                                                                  =============     ============
Weighted Average Number of Shares Outstanding-- Diluted ...................            10,529            10,542
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

                                  TENERA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



  (In thousands, except share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                                   March 31,        December 31,
                                                                                      2000             1999
----------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets
  Cash and cash equivalents ...............................................       $     4,470       $     3,493
  Receivables, less allowance of $1,291 (1999 - $1,298)
    Billed ................................................................             2,496             3,587
    Unbilled ..............................................................             3,190             2,968
  Other current assets ....................................................               392               369
                                                                                  -------------     ------------
      Total Current Assets ................................................            10,548            10,417
Property and Equipment, Net ...............................................               393               293
Other Assets ..............................................................               166                --
                                                                                  -------------     ------------
         Total Assets .....................................................       $    11,107       $     10,710
                                                                                  =============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable ........................................................       $     3,184       $     3,112
  Accrued compensation and related expenses ...............................             1,952             1,838
  Income taxes payable ....................................................                80                --
                                                                                  -------------     ------------
      Total Current Liabilities ...........................................             5,216             4,950
Commitments and Contingencies
Stockholders' Equity
  Common Stock, $0.01 par value, 25,000,000 authorized, 10,417,345 issued
  and outstanding .........................................................               104               104
  Paid in capital, in excess of par .......................................             5,693             5,699
  Retained earnings........................................................               627               507
  Treasury stock-- 468,586 shares (1999 - 483,586 shares)..................              (533)             (550)
                                                                                  -------------     ------------
        Total Shareholders' Equity ........................................             5,891             5,760
                                                                                  -------------     ------------
         Total Liabilities and Stockholders' Equity .......................       $    11,107       $    10,710
                                                                                  =============     ============

----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



  (In thousands, except share amounts)

----------------------------------------------------------------------------------------------------------------
                                                    Paid-In
                                                    Capital
                                   Common          in Excess          Retained        Treasury
                                    Stock           of Par            Earnings          Stock            Total
----------------------------------------------------------------------------------------------------------------

December 31, 1999 ..........     $       104      $     5,699      $       507     $      (550)     $     5,760

Issuance of 15,000 Common
Stock Shares from Treasury..              --               (6)              --              17               11

Net Earnings ...............              --               --              120              --              120
                                 ------------     ------------     ------------    ------------     ------------
March 31, 2000 .............     $       104      $     5,693      $       627     $      (533)     $     5,891
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

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

  (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended March 31,
                                                                                  ------------------------------
                                                                                      2000              1999
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net earnings ............................................................       $       120       $       305

  Adjustments to reconcile net earnings to cash provided (used) by operating activities:

    Depreciation and amortization..........................................                68                48

    Gain on sale of assets ................................................                (4)               --

    Decrease in allowance for sales adjustments ...........................                (7)               --

    Changes in assets and liabilities:

      Receivables .........................................................               876             (1244)

      Other current assets ................................................               (23)               29

      Accounts payable ....................................................                72               392

      Accrued compensation and related expenses ...........................               114               183

      Income taxes payable ................................................                80               150
                                                                                  -------------     ------------
        Net Cash Provided (Used) By Operating Activities ..................             1,296              (137)

CASH FLOWS FROM INVESTING ACTIVITIES

  Acquisition of property and equipment ...................................              (337)              (60)

  Proceeds from sale of assets ............................................                 7                --
                                                                                  -------------     ------------
        Net Cash Used in Investing Activities .............................              (330)              (60)

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock from Treasury..................................                11                --
                                                                                  -------------     ------------
         Net Cash Provided by Financing Activities ........................                11                --

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................               977              (197)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................             3,493             3,361
                                                                                  -------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................       $     4,470       $     3,164
                                                                                  =============     ============

----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999
                                   (Unaudited)


Note 1. Organization

      TENERA, Inc. (the "Company"), a Delaware corporation,is the parent company of the subsidiaries described below.

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

      TENERA Energy, LLC ("Energy"), a Delaware limited liability company, was formed by the Company in May 1997, to consolidate its commercial electric power utility business into a separate legal structure. The Energy subsidiary provides professional technical consulting and management services, environmental outsourcing and monitoring, risk analysis and modeling, and organizational effectiveness and development.

      TENERA GoTrain.Net, LLC ("GoTrain.Net"), a Delaware limited liability company, was formed by the Company in October 1999, as a joint venture operation to design, develop, market, and maintain a web-based Corporate Distance Learning Center ("CDLC"). The joint venture was established with its minority interest partner, SoBran, Inc., an Ohio corporation specializing in Internet technologies. In February 2000, the Company purchased certain Internet-based development assets from SoBran, Inc. for $307,000, including SoBran's minority interest in GoTrain.Net. The purchase consideration was allocated to the acquired assets based on deemed fair values as follows: computer equipment and software ($289,000); office equipment ($18,000). After the asset acquisitiion from SoBran, the Company consolidated its technology enhanced training services group into GoTrain.Net.


Note 2. Summary of Significant Accounting Policies

      Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and are unaudited. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at March 31, 2000, and the results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999, have been made. For further information, refer to the financial statements and notes thereto contained in TENERA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

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

      Property and Equipment. Property and equipment are stated at cost ($2,901,000 and $2,587,000 at March 31, 2000 and December 31, 1999,
respectively), net of accumulated depreciation ($2,342,000 and $2,294,000 at March 31, 2000 and December 31, 1999, respectively). Depreciation is calculated using the straight line method over the estimated useful lives, which range from three to five years.

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

       During the first quarter of 2000, three clients accounted for 42%, 24%, and 15% of the Company's total revenue. During the same period in 1999, three clients accounted for 31%, 24% and 18% of the total revenue.

      Income Taxes. The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      Per Share Computation. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.

      The following table sets forth the computation of basic and diluted earnings per share as required by Financial Accounting Standards Board Statement No. 128:



  (In thousands, except per share amounts)

--------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended March 31,
                                                                        --------------------------------
                                                                               2000            1999
--------------------------------------------------------------------------------------------------------

Numerator:
   Net earnings ..................................................         $      120       $      305
                                                                           =============    ============
Denominator:
  Denominator for basic earnings per share--
  weighted-average shares outstanding.............................              9,939           10,129
  Effect of dilutive securities:
     Employee & Director stock options (Treasury stock method) ...                590              413
                                                                           -------------    ------------
  Denominator for diluted earnings per share--
  weighted-average common and common equivalent shares ...........             10,529           10,542
                                                                           =============    ============
Basic earnings per share  ........................................         $     0.01       $     0.03
                                                                           =============    ============
Diluted earnings per share  ......................................         $     0.01       $     0.03
                                                                           =============    ============

--------------------------------------------------------------------------------------------------------


      Comprehensive Income. The Company does not have material components of other comprehensive income. Therefore, comprehensive income is equal to net earnings reported for all periods presented.

      Disclosures about Segments of an Enterprise. The Company has one reportable operating segment, which is providing services with respect to operations, maintenance, safety, strategic business and risk management, and environmental/ecological issues for electric utility and DOE facilities.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


                                  TENERA, INC.
                              Results of Operations
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                                           Percent of Revenue
                                                                                         -----------------------
                                                                                         Quarter Ended March 31,
                                                                                         -----------------------
                                                                                           2000          1999
----------------------------------------------------------------------------------------------------------------

Revenue .........................................................................         100.0%        100.0%

Direct Costs ....................................................................          80.0          78.5

General and Administrative Expenses .............................................          18.5          16.0

Other Income ....................................................................           *            --
                                                                                         ---------     ---------
  Operating Income ..............................................................           1.5           5.5

Interest Income, Net ............................................................           0.5           0.3
                                                                                         ---------     ---------
Net Earnings Before Income Tax Expense ..........................................           2.0%          5.8%
                                                                                         =========     =========

----------------------------------------------------------------------------------------------------------------

      * Less than 0.05%


Results of Operations

      Net earnings before income tax expense was $200,000 for the three month period ended March 31, 2000, compared to $535,000 for the first quarter of 1999.

      During the first quarter of 2000, the Company received written contracts and orders having an estimated value of approximately $9.5 million. The activity primarily reflects the additional funding of the Company's contract at the DOE's Rocky Flats Environmental Technology Site and a $.6 million GoTrain.Net contract involving the development of Technology Enhanced Training courses ("TET Courses") and future CDLC usage. Contracted backlog for current, active projects totaled approximately $15.6 million as of March 31, 2000, up from $15.3 million at December 31, 1999.

      The 4% revenue increase in the first quarter of 2000, compared to a year ago, is primarily the result of increased Rocky Flats Contract activity, partially offset by a revenue decline in the commercial strategic consulting business area. For the first quarter of 2000, the concentration of revenue from the government sector increased to 86% of total revenue, from 82% for the same period in 1999.

      Direct costs were higher in the first quarter of 2000, compared to a year ago, primarily as a result of increased revenue generation and the related use of subcontractor teams under the Rocky Flats Contract. Gross margins decreased to 20% in the first quarter of 2000, from 22% for the same period in 1999, primarily due to an increase in the proportion of lower margin government projects.

      General and administrative costs were 20% higher compared to a year ago, primarily reflecting increased costs associated with the development of TET Courses and the purchase of the Internet-based development and support business of SoBran, Inc. (see Note 1 to Consolidated Financial Statements).

      Net interest income in 2000 and 1999 represents earnings from the investment of cash balances in short-term, high-quality, money market accounts and corporate debt instruments. The higher net interest income in 2000, as compared to a year ago, primarily reflects larger average cash balances and higher interest rates. The Company had no borrowings under its line of credit during the first three months of 2000 and 1999.

Liquidity and Capital Resources

      Cash and cash equivalents increased by $977,000 during the first three months of 2000. The increase was due to cash provided by operations ($1,296,000) and the exercising of stock options ($11,000), partially offset by the net acquisition of property and equipment ($330,000), associated with the purchase of certain Internet-based development assets from SoBran, Inc. (see Note 1 to Consolidated Financial Statements).

      Receivables decreased by $876,000 from December 31, 1999, primarily due to increased collections. The allowance for sales adjustments decreased by $7,000 from December 31, 1999.

      Accounts payable increased by $72,000 since the end of 1999, primarily associated with supporting increased revenues. Accrued compensation and related expenses increased by $114,000 during the period, primarily reflecting the annual merit increases in employee salaries and fewer holiday and vacation days in the first quarter of the year.

      No cash dividend was declared in the first three months of 2000.

      The impact of inflation on project revenue and costs of the Company was minimal.

      At March 31, 2000, the Company had available $2,500,000 of a $3,000,000 revolving loan facility. The Company has no outstanding borrowing against the line; however, $500,000 is assigned to support standby letters of credit. The line of credit expires in May 2000. The Company expects to renew on substantially the same terms.

      Management believes that cash expected to be generated by operations, the Company's working capital, and its loan facility are adequate to meet its anticipated liquidity needs through the next twelve months.


Forward-Looking Statements

      Statements contained in this report which are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include the reliance on major customers and concentration of revenue from the government sector; the uncertainty of future profitability; uncertainty regarding industry trends and customer demand; uncertainty of access to additional capital; reliance on key personnel; government contract audits; uncertainty regarding competition; and unknown Year 2000 issues of third party vendors. Additional risks are detailed in the Company's filings with the Securities and Exchange Commission ("SEC"), including its Form 10-K for the year ended December 31, 1999.



Item 3.  Quantitative and Qualitative Disclosures of Market Risk

      The Company has minimal exposure to market and interest risk as the Company invests its excess cash in short-term instruments which mature within 90 days from the date of purchase. The Company does not have any derivative instruments.

                          PART II -- OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

      11.0 Statement regarding computation of per share earnings: See Notes to Consolidated Financial Statements.

      27.0*    Financial Data Schedule

      (b)  Reports on Form 8-K

               None.



_______________________________
     * Filed herewith.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  May 11, 2000



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