Form 10-Q
period 2000-06-30
TENERA INC
filed 2000-08-14
CIK 804731

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

     (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

     The number of shares outstanding on June 30, 2000, was 9,948,759.

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




_____________________
     * None.

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

  (In thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------------

                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                 ------------------------------      -----------------------------
                                                    2000              1999              2000             1999
------------------------------------------------------------------------------------------------------------------

Revenue...................................       $     8,339      $     9,412        $    17,986     $    18,694

Direct Costs..............................             6,675            7,215             14,396          14,500

General and Administrative Expenses.......             1,619            1,515              3,400           3,004

Other Income .............................                --                1                  4               1
                                                 ------------     -------------      ------------    -------------
  Operating Income........................                45              683                194           1,191
                                                 ------------     -------------      ------------    -------------
  Net Earnings Before
  Income Tax Expense......................                82              709                282           1,244

Income Tax Expense........................                33              305                113             535
                                                 ------------     -------------      ------------    -------------
Net Earnings..............................       $        49      $       404        $       169     $       709
                                                 ============     =============      ============    =============
Net Earnings per Share-- Basic ...........       $      0.01      $      0.04        $      0.02     $      0.07
                                                 ============     =============      ============    =============
Net Earnings per Share-- Diluted .........       $      0.01      $      0.04        $      0.02     $      0.07
                                                 ============     =============      ============    =============
Weighted Average
Number of Shares Outstanding-- Basic......             9,949           10,122              9,944          10,126
                                                 ============     =============      ============    =============
Weighted Average
Number of Shares Outstanding-- Diluted....            10,142           10,574             10,331          10,558
                                                 ============     =============      ============    =============
------------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

  (In thousands, except share amounts)

----------------------------------------------------------------------------------------------------------------

                                                                                    June 30,        December 31,
                                                                                      2000             1999
----------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets

  Cash and cash equivalents ...............................................       $     3,035       $     3,493
  Receivables, less allowance of $1,184 (1999 - $1,298)
    Billed ................................................................             3,860             3,587
    Unbilled ..............................................................             2,776             2,968
  Other current assets ....................................................               653               369
                                                                                  -------------     ------------
      Total Current Assets ................................................            10,324            10,417
Property and Equipment, Net ...............................................               403               237
Other Assets ..............................................................               319                56
                                                                                  -------------     ------------
         Total Assets .....................................................       $    11,046       $    10,710
                                                                                  =============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

  Accounts payable ........................................................       $     2,719       $     3,110
  Accrued compensation and related expenses ...............................             2,127             1,838
  Deferred revenue ........................................................               202                 2
  Income taxes payable ....................................................                58                --
                                                                                  -------------     ------------
      Total Current Liabilities ...........................................             5,106             4,950
Commitments and Contingencies
Stockholders' Equity
  Common Stock, $0.01 par value, 25,000,000 authorized, 10,417,345 issued
  and outstanding..........................................................               104               104
  Paid in capital, in excess of par .......................................             5,693             5,699
  Retained earnings........................................................               676               507
  Treasury stock-- 468,586 shares (1999 - 483,586 shares)..................              (533)             (550)
                                                                                  -------------     ------------
        Total Shareholders' Equity ........................................             5,940             5,760
                                                                                  -------------     ------------
         Total Liabilities and Stockholders' Equity .......................       $    11,046       $    10,710
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

                                  TENERA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

  (In thousands, except share amounts)

---------------------------------------------------------------------------------------------------------------
                                                     Paid-In
                                                     Capital
                                   Common           in Excess         Retained       Treasury
                                    Stock            of Par           Earnings        Stock             Total
----------------------------------------------------------------------------------------------------------------
December 31, 1999...........     $       104      $     5,699      $       507     $      (550)     $     5,760

Issuance of 15,000
Common Stock Shares
from Treasury...............              --               (6)              --              17               11

Net Earnings ...............              --               --              120              --              120
                                 ------------     ------------     ------------    ------------     ------------
March 31, 2000 .............     $       104      $     5,693      $       627     $      (533)     $     5,891

Net Earnings................              --               --               49              --               49
                                 ------------     ------------     ------------    ------------     ------------
June 30, 2000 ..............     $       104      $     5,693      $       676     $      (533)     $     5,940
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

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

  (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                                                    Six Months Ended June 30,
                                                                                  ------------------------------
                                                                                      2000             1999
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net earnings .............................................................       $       169       $       709

 Adjustments to reconcile net earnings to cash provided (used) by operating activities:

   Depreciation and amortization ..........................................               150                83
   Gain on sale of assets .................................................                (4)               (1)
   Decrease in allowance for sales adjustments ............................              (114)               --

   Changes in assets and liabilities:

    Receivables ...........................................................                33            (1,784)
    Other current assets ..................................................              (304)               82
    Other assets ..........................................................              (170)               --
    Accounts payable ......................................................              (391)              940
    Accrued compensation and related expenses .............................               289               229
    Deferred revenue ......................................................               200                 2
    Income taxes payable ..................................................                58              (100)
                                                                                  -------------     ------------
        Net Cash Used By Operating Activities .............................               (84)             (549)

CASH FLOWS FROM INVESTING ACTIVITIES

 Net acquisition of property and equipment ................................              (267)             (102)
 Acquisition of application development software ..........................              (125)               --
 Proceeds from sale of assets .............................................                 7                 1
                                                                                  -------------     ------------
        Net Cash Used in Investing Activities .............................              (385)             (101)
CASH FLOWS FROM FINANCING ACTIVITIES

 Repurchase of equity .....................................................                --               (66)
 Issuance of common stock from Treasury ...................................                11                --
                                                                                  -------------     ------------
         Net Cash Provided (Used) by Financing Activities .................                11               (66)

NET DECREASE IN CASH AND CASH EQUIVALENTS .................................              (458)               (7)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................             3,493             3,361
                                                                                  -------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................       $     3,035       $     3,354
                                                                                  =============     ============
----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999
                                   (Unaudited)

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

      TENERA Energy, LLC ("Energy"), a Delaware limited liability company, was formed by the Company in May 1997, to consolidate its commercial electric power utility business into a separate legal structure. The Energy subsidiary provides professional technical consulting and management services, environmental outsourcing and monitoring, risk analysis and modeling.

      TENERA GoTrain.Net, LLC ("GoTrain.net"), a Delaware limited liability company, was formed by the Company in October 1999, as a joint venture operation to design, develop, market, and maintain a web-based Corporate Distance Learning Center ("CDLC"). The joint venture was established with its minority interest partner, SoBran, Inc., an Ohio corporation specializing in Internet technologies. In February 2000, the Company purchased certain Internet-based development assets from SoBran, Inc. for $307,000, including SoBran's minority interest in GoTrain.net. The purchase consideration was allocated to the acquired assets based on deemed fair values as follows: computer equipment and software ($289,000); office equipment ($18,000). After the asset acquisition from SoBran, the Company consolidated its technology enhanced training services group into GoTrain.net.

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

      Property  and  Equipment.  Property  and  equipment  are  stated  at  cost
($2,775,000   and   $2,531,000   at  June  30,  2000  and   December  31,  1999,
respectively), net of accumulated depreciation ($2,372,000 and $2,294,000 at June 30, 2000 and December 31, 1999, respectively). Depreciation is calculated using the straight line method over the estimated useful lives, which range from three to five years.

      Other Assets. Included in this asset category are the costs of internal-use CDLC software, both acquired and developed by the Company, and certain software costs related to the development of the Company's technology enhanced training courses. These costs have been capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". The Company capitalized $389,000 of software costs during the first six months of 2000. The estimated useful life of costs capitalized during 2000 ranged from one to three years. For the six month period ended June 30, 2000, the amortization of capitalized costs totaled $51,000. No software development costs were capitalized in the first half of 1999.

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

       During the first six months of 2000, two clients accounted for 60% and 13% of the Company's total revenue. During the same period in 1999, three clients accounted for 31%, 26% and 18% of the total revenue.

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

      The following table sets forth the computation of basic and diluted earnings per share as required by Financial Accounting Standards Board Statement No. 128:

(In thousands, except for per share amounts)

-------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended June 30,          Six Months Ended June 30,
                                                -------------------------------    --------------------------------
                                                    2000              1999             2000               1999
-------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings ..........................      $      49        $     404         $     169         $     709
                                                =============    ==============    =============     ==============
Denominator:
  Denominator for basic earnings per share
  --weighted-average shares outstanding...          9,949           10,122             9,944            10,126

 Effect of dilutive securities:

     Employee & Director stock options
     (Treasury stock method) .............            193              452               387               432
                                                -------------    --------------    -------------     --------------
  Denominator for diluted earnings per
  share--weighted-average common and
  common equivalent shares ...............         10,142           10,574            10,331            10,558
                                                =============    ==============    =============     ==============
Basic earnings per share  ................      $    0.01        $    0.04         $    0.02         $    0.07
                                                =============    ==============    =============     ==============
Diluted earnings per share  ..............      $    0.01        $    0.04         $    0.02         $    0.07
                                                =============    ==============    =============     ==============
-------------------------------------------------------------------------------------------------------------------


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

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. Any change in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle in the quarter ending December 31, 2000. While the Company has not fully assessed the impact of the adoption of SAB 101, the implementation of SAB 101 may have a material adverse impact on its reported results of operations from longer term contracts.

      Reclassifications. Certain reclassifications of prior year amounts have been made to conform with current presentation.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


                                  TENERA, INC.
                              Results of Operations
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                            Percent of Revenue           Percent of Revenue
                                                          ------------------------     -----------------------
                                                            Three Months Ended            Six Months Ended
                                                                 June 30,                      June 30,
                                                          ------------------------     -----------------------
                                                            2000           1999          2000          1999
------------------------------------------------------------------------------------------------------------------

Revenue ................................................   100.0%         100.0%        100.0%        100.0%
Direct Costs ...........................................    80.0           76.7          80.0          77.6
General and Administrative Expenses ....................    19.4           16.1          18.9          16.0
Other Income ...........................................    --              *             *             *
                                                          ---------      ---------     ---------     ---------
   Operating Income ....................................      .6            7.2           1.1           6.4
Interest Income, Net ...................................     0.4            0.3           0.5           0.3
                                                          ---------      ---------     ---------     ---------
Net Earnings Before Income Tax Expense..................     1.0%           7.5%          1.6%          6.7%
                                                          =========      =========     =========     =========
------------------------------------------------------------------------------------------------------------------

            * Less than 0.05%


Results of Operations

      Net earnings before income tax expense for the three and six-month periods ended June 30, 2000 were $82,000 and $282,000, respectively, compared to $709,000 and $1,244,000, respectively, for the same periods in 1999.

      Revenue decreased 11% in the second quarter and 4% in the first half of 2000, compared to a year ago, primarily due to a decline in the commercial strategic consulting business area. For the second quarter and first half of 2000, the concentration of revenue from the government sector increased to 85% and 86% of total revenue, respectively, from 81% and 82% for the same periods in 1999.

      Direct costs were lower in the second quarter and first half of 2000, compared to a year ago, primarily as a result of decreased revenue generation. However, gross margins decreased to 20% for the three and six-month periods ended June 30, 2000, from 23% for the same periods in 1999, primarily due to an increase in the proportion of lower margin government projects.

      General and administrative costs were 7% and 13% higher in the second quarter and first half of 2000, respectively, compared to a year ago, primarily reflecting increased costs associated with the infrastructure and business development of GoTrain.net's technology enhanced training services, and the purchase of the Internet-based development and support business of SoBran, Inc. (see Note 1 to Consolidated Financial Statements).

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

      During the second quarter and first six months of 2000, the Company received written contracts and orders having an estimated value of approximately $5.4 million and $14.9 million, respectively. The activity primarily reflects the additional funding of the Company's contract at the DOE's Rocky Flats Environmental Technology Site, a $.4 million extension of a consulting contract with a large electric utility client, and a $.6 million GoTrain.net contract involving the development of technology enhanced training courses and future
CDLC  usage.   Contracted   backlog  for  current,   active   projects   totaled
approximately $13.2 million as of June 30, 2000, down from $15.3 million at December 31, 1999.

      In July 2000, the prime contractor at the Rocky Flats Site requested that the Company, along with other Rocky Flats subcontractors, submit proposals to recompete the professional support services presently performed by these companies at the Site. The Company's current Rocky Flats contract is scheduled to expire September 30, 2000. Awards for the new contracts, which are expected to be six years in duration, will be known in the fourth quarter of 2000. Until the Company's award of a new contract is granted, the Company is unable to predict the effect of such recompetition on its future revenue and income.

Liquidity and Capital Resources

      Cash and cash equivalents decreased by $458,000 during the first half of 2000. The decrease was due to cash used by operations ($84,000)and the net acquisition of fixed assets ($385,000) associated primarily with the SoBran asset acquisition (see Note 1), partially offset by cash received from the exercising of stock options ($11,000).

      Receivables decreased by $33,000 from December 31, 1999, primarily due to a decrease in the rate of revenue generation in the first half of 2000, offset by a temporary slowdown in collections related to the Rocky Flats Contract due to an administrative change imposed by the contractor in the second quarter. The allowance for sales adjustments decreased by $114,000 from December 31, 1999, related to the closure and settlement of old government contracts.

      Accounts payable decreased by $391,000 since the end of 1999, primarily associated with lower direct costs supporting decreased revenues. Accrued compensation and related expenses increased by $289,000 during the period, primarily reflecting the annual merit increases in employee salaries, fewer holiday and vacation days in the first half of the year, and the growth of GoTrain.net personnel.

      No cash dividend was declared in the first six months of 2000.

      The impact of inflation on project revenue and costs of the Company was minimal.

      At June 30, 2000, the Company had available $2,500,000 of a $3,000,000 revolving loan facility. The Company has no outstanding borrowing against the line; however, $500,000 is assigned to support standby letters of credit. The line of credit expires in May 2001.

      Management believes that cash expected to be generated by operations, the Company's working capital, and its loan facility are adequate to meet its anticipated liquidity needs through the next twelve months. In the event, however, that it elects to accelerate investment in GoTrain.net, the Company will be required to seek alternative sources of capital to meet such needs.

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

                          PART II -- OTHER INFORMATION

Item 4.  Submission of Matter to a Vote of Security Holders

     On June 27, 2000, the Company held its Annual Meeting of Stockholders. The following individuals were elected to the Board of Directors:

----------------------------------------------------------------------------------------------------------------
                                                                                     Votes             Votes
                                                                                      For            Withheld
----------------------------------------------------------------------------------------------------------------

Andrea W. O'Riordan .......................................................         7,959,574            94,627
Thomas S. Loo .............................................................         7,968,574            85,627

----------------------------------------------------------------------------------------------------------------



     The following proposals were approved at the Company's Annual Meeting:

----------------------------------------------------------------------------------------------------------------
                                                  Votes             Votes                             Broker
                                                   For             Against         Abstained         Non-Votes
----------------------------------------------------------------------------------------------------------------

     Proposal to ratify the selection of the
     Company's independent auditors...........   8,004,901          29,950           19,350                 0

----------------------------------------------------------------------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

      11.0 Statement regarding computation of per share earnings: See Notes to Consolidated Financial Statements.

      10.1* Registrant's lease, dated May 3, 2000, on its property located in Knoxville, Tennessee.

      10.2* Registrant's lease, dated May 30, 2000, on its headquarters located in San Francisco, California.

      27.0*  Financial Data Schedule

      (b)  Reports on Form 8-K

               None.




_____________________________

     * Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2000



                         TENERA, INC.


                         By              /s/ JEFFREY R. HAZARIAN
                            ----------------------------------------------------
                                          Jeffrey R. Hazarian
                            Executive Vice President and Chief Financial Officer