Form 10-Q
period 2000-09-30
TENERA INC
filed 2000-11-13
CIK 804731

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

  (Mark One)

     [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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
Yes    X        No
   ---------      ---------- .

     The number of shares outstanding on September 30, 2000, was 9,984,259.

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



_________________________
   * None.

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



  (In thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------------
                                               Three Months Ended September 30,    Nine Months Ended September 30,
                                               --------------------------------    -------------------------------
                                                    2000              1999              2000             1999
------------------------------------------------------------------------------------------------------------------


Revenue ..................................       $     7,673      $    10,163        $    25,659     $    28,857

Direct Costs .............................             5,987            7,970             20,383          22,470

General and Administrative Expenses ......             1,639            1,385              5,039           4,389

Other Income .............................                --               --                  4               1
                                                 ------------     -------------      ------------    -------------

  Operating Income........................                47              808                241           1,999

Interest Income, Net .....................                49               30                137              83
                                                 ------------     -------------      ------------    -------------

  Net Earnings Before
  Income Tax Expense......................                96              838                378           2,082

Income Tax Expense........................                38              404                151             939
                                                 ------------     -------------      ------------    -------------
Net Earnings..............................       $        58      $       434        $       227     $     1,143
                                                 ============     =============      ============    =============
Net Earnings per Share-- Basic ...........       $      0.01      $      0.04        $      0.02     $      0.11
                                                 ============     =============      ============    =============
Net Earnings per Share-- Diluted .........       $      0.01      $      0.04        $      0.02     $      0.11
                                                 ============     =============      ============    =============
Weighted Average
Number of Shares Outstanding-- Basic......             9,969           10,015              9,952          10,088
                                                 ============     =============      ============    =============
Weighted Average
Number of Shares Outstanding-- Diluted....            10,123           10,396             10,266          10,503
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

                                  TENERA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



  (In thousands, except share amounts)

-----------------------------------------------------------------------------------------------------------------
                                                                                  September 30,      December 31,
                                                                                      2000              1999
-----------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets
  Cash and cash equivalents ...............................................       $     3,862       $     3,493
  Receivables, less allowance of $1,110 (1999 - $1,298)
    Billed ................................................................             2,882             3,587
    Unbilled ..............................................................             2,398             2,968
  Other current assets ....................................................               495               369
                                                                                  -------------     ------------
      Total Current Assets ................................................             9,637            10,417
Property and Equipment, Net ...............................................               502               237
Other Assets ..............................................................               501                56
                                                                                  -------------     ------------
         Total Assets .....................................................       $    10,640       $    10,710
                                                                                  =============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable ........................................................       $     2,400       $     3,110
  Accrued compensation and related expenses ...............................             2,080             1,838
  Deferred revenue ........................................................               140                 2
  Income taxes payable ....................................................
                                                                                           --                --
                                                                                  -------------     ------------
      Total Current Liabilities ...........................................             4,620             4,950
Commitments and Contingencies
Stockholders' Equity
  Common Stock, $0.01 par value, 25,000,000 authorized, 10,417,345 issued
  and outstanding .........................................................               104               104
  Paid in capital, in excess of par .......................................             5,675             5,699
  Retained earnings........................................................               734               507
  Treasury stock-- 433,086 shares (1999 - 483,586 shares)..................              (493)             (550)
                                                                                  -------------     ------------
        Total Shareholders' Equity ........................................             6,020             5,760
                                                                                  -------------     ------------
         Total Liabilities and Stockholders' Equity .......................       $    10,640       $    10,710
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

                                  TENERA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



  (In thousands, except share amounts)

----------------------------------------------------------------------------------------------------------------
                                                    Paid-In
                                                   Capital in
                                   Common            Excess         Retained        Treasury
                                    Stock            of Par         Earnings          Stock            Total
----------------------------------------------------------------------------------------------------------------


December 31, 1999 ..........     $       104      $     5,699      $       507     $      (550)     $     5,760

Issuance of 15,000
Common Stock shares
from Treasury ..............              --               (6)              --              17               11

Net Earnings ...............              --               --              120              --              120
                                 ------------     ------------     ------------    ------------     ------------
March 31, 2000 .............     $       104      $     5,693      $       627     $      (533)     $     5,891

Net Earnings................              --               --               49              --               49
                                 ------------     ------------     ------------    ------------     ------------
June 30, 2000 ..............     $       104      $     5,693      $       676     $      (533)     $     5,940

Issuance of 35,500
Common Stock shares
from Treasury...............              --              (18)              --              40               22

Net Earnings ...............              --               --               58              --               58
                                 ------------     ------------     ------------    ------------     ------------
September 30, 2000 .........     $       104      $     5,675      $       734     $      (493)     $     6,020



----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

  (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                      2000             1999
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net earnings ............................................................       $       227        $    1,143

  Adjustments to reconcile net earnings to cash provided (used) by operating activities:

    Depreciation and amortization..........................................               251               121

    Gain on sale of assets ................................................                (4)               (1)

    Decrease in allowance for sales adjustments ...........................              (188)               (2)

    Changes in assets and liabilities:

      Receivables .........................................................             1,463            (2,432)

      Other current assets ................................................              (169)              (14)

      Other assets ........................................................              (375)               --

      Accounts payable ....................................................              (710)            1,396

      Accrued compensation and related expenses ...........................               242               184

      Deferred revenue ....................................................               138                 2

      Income taxes payable ................................................                --               (56)
                                                                                  -------------     ------------
        Net Cash Provided By Operating Activities .........................               875               341

CASH FLOWS FROM INVESTING ACTIVITIES

  Net acquisition of property and equipment ...............................              (421)             (214)

  Acquisition of application development software .........................              (125)               --

  Proceeds from sale of assets ............................................                 7                 1
                                                                                  -------------     ------------
        Net Cash Used in Investing Activities .............................              (539)             (213)
CASH FLOWS FROM FINANCING ACTIVITIES

  Repurchase of equity ....................................................                --              (230)
  Issuance of common stock from Treasury...................................               33                --
                                                                                  -------------     ------------
         Net Cash Provided (Used) by Financing Activities .................               33              (230)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................               369              (102)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................             3,493             3,361
                                                                                  -------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................       $     3,862       $     3,259
                                                                                  =============     ============

----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999
                                   (Unaudited)


Note 1. Organization

      TENERA, Inc. (the "Company"), a Delaware corporation, is the parent company of the subsidiaries described below.

      TENERA Rocky Flats, LLC ("Rocky Flats"), a Colorado limited liability company, was formed by the Company in 1995, to provide consulting services in connection with participation in the Performance Based Integrating Management Contract ("Rocky Flats Contract") at the Department of Energy's ("DOE") Rocky Flats Environmental Technology Site (the "Site"). In 1997, the Company's other government business was consolidated within the Rocky Flats subsidiary. This business provides consulting and management services to the DOE directly and through subcontracts with DOE prime contractors. These services provide assistance to DOE-owned nuclear facilities in devising, implementing, and monitoring strategies to upgrade from an operational, safety, and environmental perspective. In August 2000, Closure Mission Support Services, LLC ("CMSS"), a Colorado limited liability company, was formed by Rocky Flats as a majority-owned joint venture to provide consulting services in connection with a recompete of the professional support services at the Site.

      TENERA Energy, LLC ("Energy"), a Delaware limited liability company, was formed by the Company in 1997, to consolidate its commercial electric power utility business into a separate legal structure. The Energy subsidiary provides environmental outsourcing and monitoring, risk analysis and modeling.

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


Note 2. Summary of Significant Accounting Policies

      Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and are unaudited. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at September 30, 2000, and the results of operations and cash flows for the three-month periods ended September 30, 2000 and 1999, have been made. For further information, refer to the financial statements and notes thereto contained in TENERA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission.

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

      Property and Equipment. Property and equipment are stated at cost ($2,930,000 and $2,531,000 at September 30, 2000 and December 31, 1999,
respectively), net of accumulated depreciation ($2,427,000 and $2,294,000 at September 30, 2000 and December 31, 1999, respectively). Depreciation is calculated using the straight line method over the estimated useful lives, which range from three to five years.

      Other Assets. Included in this asset category are the costs of internal-use CDLC software, both acquired and developed by the Company, and certain software costs related to the development of the Company's technology enhanced training courses. These costs have been capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". The Company capitalized $608,000 of software costs during the first nine months of 2000, compared to $56,000 in the same period of 1999. The estimated useful life of costs capitalized during 2000 ranged from one to three years. For the nine month period ended September 30, 2000, the amortization of capitalized costs totaled $98,000.

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

       During the first nine months of 2000, one client accounted for 66% of the Company's total revenue. During the same period in 1999, three clients accounted for 31%, 27% and 17% of the total revenue.

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

      The following table sets forth the computation of basic and diluted earnings per share as required by Financial Accounting Standards Board Statement No. 128:

(In thousands, except for per share amounts)

-------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                -------------------------------    --------------------------------
                                                    2000              1999             2000               1999
-------------------------------------------------------------------------------------------------------------------
Numerator:
   Net earnings ..........................      $      58        $     434         $     227         $   1,143
                                                =============    ==============    =============     ==============
Denominator:
  Denominator for basic earnings per
   share-- weighted-average shares                  9,969           10,015             9,952            10,088
   outstanding............................
  Effect of dilutive securities:
     Employee & Director stock options
     (Treasury stock method) .............            154              381               314               415
                                                -------------    --------------    -------------     --------------
  Denominator for diluted earnings per
  share--weighted-average common and
  common equivalent shares ...............         10,123           10,396            10,266            10,503
                                                =============    ==============    =============     ==============
Basic earnings per share  ................      $    0.01        $    0.04         $    0.02         $    0.11
                                                =============    ==============    =============     ==============
Diluted earnings per share  ..............      $    0.01        $    0.04         $    0.02         $    0.11
                                                =============    ==============    =============     ==============

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition



                                  TENERA, INC.
                              Results of Operations
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------

                                                            Percent of Revenue           Percent of Revenue
                                                          ------------------------     -----------------------
                                                            Three Months Ended           Nine Months Ended
                                                                 Sept. 30,                   Sept. 30,
                                                          ------------------------     -----------------------
                                                            2000           1999          2000          1999
------------------------------------------------------------------------------------------------------------------


Revenue ................................................   100.0%         100.0%        100.0%        100.0%

Direct Costs ...........................................    78.0           78.4          79.4          77.9

General and Administrative Expenses ....................    21.4           13.6          19.6          15.2

Other Income ...........................................    --             --             *             *
                                                          ---------      ---------     ---------     ---------

   Operating Income ....................................     0.6            8.0           1.0           6.9

Interest Income, Net ...................................     0.6            0.3           0.5           0.3
                                                          ---------      ---------     ---------     ---------

Net Earnings Before Income Tax Expense..................     1.2%           8.3%          1.5%          7.2%
                                                          =========      =========     =========     =========

------------------------------------------------------------------------------------------------------------------

            * Less than 0.05%


Results of Operations

      Net earnings before income tax expense for the three and nine-month periods ended September 30, 2000 were $96,000 and $378,000, respectively, compared to $838,000 and $2,082,000, respectively, for the same periods in 1999.

      Revenue decreased 25% in the third quarter and 11% in the first nine months of 2000, compared to a year ago, primarily due to a decline in the use of the Company's subcontractor teams at the Site, and closure of the commercial strategic consulting business area, partially offset by increased contract activity in the commercial environmental and ecological services business area. For the third quarter and first nine months of 2000, the concentration of revenue from the government sector increased to 85% and 86% of total revenue, respectively, from 81% for the same periods in 1999.

      Direct costs were lower in the third quarter and first nine months of 2000, compared to a year ago, primarily as a result of decreased revenue generation. Gross margins were 22% and 21% for the three and nine-month periods ended September 30, 2000, respectively, compared to 22% for the same periods in 1999.

      General and administrative costs were 18% and 15% higher in the third quarter and first nine months of 2000, respectively, compared to a year ago, primarily reflecting increased costs associated with the infrastructure and business development of GoTrain.net's web-based training services, and the purchase of the Internet-based development and support business of SoBran, Inc. (see Note 1 to Consolidated Financial Statements).

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

      During the third quarter and first nine months of 2000, the Company received written contracts and orders having an estimated value of approximately $4.1 million and $19.0 million, respectively. The activity primarily reflects the additional funding of the Company's contract at the DOE's Rocky Flats Environmental Technology Site and a $300,000 GoTrain.net contract involving the development of an online training academy and future CDLC usage. Contracted backlog for current, active projects totaled approximately $2.0 million as of September 30, 2000, down from $15.3 million at December 31, 1999. The decrease largely reflects the September 30, 2000 expiration of the Company's primary contract at the Rocky Flats Site.

      In July 2000, the prime contractor at the Rocky Flats Site requested that the Company, along with other Rocky Flats subcontractors, submit proposals to recompete the professional support services presently performed by these companies at the Site. In October 2000, the Company was informed that CMSS (see
Note 1) will be awarded a new contract to run for an initial term of three (3) years followed by three one-year options. The value of the new contract is not yet known. The Company currently anticipates, however, that under the new contract, revenues generated by the Company at the Site may decrease and the resulting impact on profitability is unknown. The Company will continue operating under the approved six-month extension of the old contract until the Site issues the new contract and task orders.


Liquidity and Capital Resources

      Cash and cash equivalents increased by $369,000 during the first nine months of 2000. The increase was due to cash provided by operations ($875,000) and cash received from the exercising of stock options ($33,000), partially offset by the net acquisition of fixed assets ($539,000) associated primarily with the SoBran asset acquisition (see Note 1).

       Receivables decreased by $1,463,000 from December 31, 1999, primarily due to a decrease in the rate of revenue generation in the first nine months of 2000 and improved collections during the third quarter. The allowance for sales adjustments decreased by $188,000 from December 31, 1999, related to the closure and settlement of old government contracts.

      Accounts payable decreased by $710,000 since the end of 1999, primarily associated with lower direct costs supporting decreased revenues. Accrued compensation and related expenses increased by $242,000 during the period, primarily reflecting the annual merit increases in employee salaries, fewer vacation days in the first nine months of the year, and the growth of GoTrain.net personnel.

      No cash dividend was declared in the first nine months of 2000.

      The impact of inflation on project revenue and costs of the Company was minimal.

      At September 30, 2000, the Company had available $2,500,000 of a $3,000,000 revolving loan facility. The Company has no outstanding borrowing against the line; however, $500,000 is assigned to support standby letters of credit. The line of credit expires in May 2001.

      Management believes that cash expected to be generated by operations, the Company's working capital, and its loan facility are adequate to meet its anticipated liquidity needs through the next twelve months. If, however, it elects to accelerate investment in GoTrain.net, the Company will be required to seek alternative sources of capital to meet such needs. There can be no guarantee that such sources will be available on terms favorable to the Company, or at all.


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



Dated: November 13, 2000



                          TENERA, INC.


                          By              /s/ JEFFREY R. HAZARIAN
                            ----------------------------------------------------
                                            Jeffrey R. Hazarian
                            Executive Vice President and Chief Financial Officer