Form 10-K
period 2000-12-31
TENERA INC
filed 2001-03-29
CIK 804731

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

                         For the fiscal year ended December 31, 2000

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

           100 Bush Street, Suite 850, San Francisco, California 94104
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (415) 445-3200


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy as information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of March 1, 2001, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $2,883,479 based on the last transaction price as reported on the American Stock Exchange. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

     The number of shares outstanding on March 1, 2000 was 9,984,259.

                      (This page intentionally left blank.)

                                     PART I


Item 1.  Business


Except for historical information, the following description of the Company's business contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those set forth in these forward-looking statements as a result of a number of factors, including those set forth in this Annual Report under the heading, "Risk Factors".


General

      TENERA, Inc. (including its subsidiaries, "TENERA", or the "Company") provides a broad range of technology-based professional and technical services, and business-to-business web-based e-Learning services. The Company's professional and technical services are designed to solve complex management, engineering, environmental, health and safety challenges associated with the management of federal government properties, energy assets, and petrochemical and manufacturing concerns. TENERA's web-based e-Learning products and services are designed to provide a suite of on-line, interactive, compliance and regulatory-driven training applications for use by clients' employees.

      TENERA, Inc., a  Delaware   corporation, is  the  parent  company  of  the
subsidiaries described below.

      In 1995, the Company formed TENERA Rocky Flats, LLC ("Rocky Flats"), a Colorado limited liability company, to provide professional and technical services in connection with participation in the Performance Based Integrating Management Contract ("Rocky Flats Contract") at the Department of Energy's ("DOE") Rocky Flats Environmental Technology Site ("Site"). In August 2000, Closure Mission Support Services, LLC ("CMSS"), a Colorado limited liability company, was formed by Rocky Flats as a majority-owned joint venture to provide professional and technical services in connection with a recompete of the professional support services at the Site. In the fourth quarter of 2000, the Company was awarded a new contract for an initial three (3) year period followed by three one-year renewal options exercisable by the prime contractor.

      In 1997, the Company formed TENERA Energy, LLC ("Energy"), a Delaware limited liability company, to consolidate its commercial electric power utility business into a separate legal entity. Energy offers professional environmental and ecological services, and risk management services to nuclear and fossil plant operators.

      In November 1997, the Company consummated the sale of all of the assets ("Asset Sale") of its former subsidiary, TENERA Technologies, LLC ("Mass Transportation"; see Notes 1 and 6 to Consolidated Financial Statements).

      In 1999, the Company initially formed TENERA GoTrain.Net, LLC ("GoTrain.net"), a Delaware limited liability company, as a joint venture operation with a minority interest partner, SoBran, Inc., an Ohio corporation, specializing in Internet technologies. In February 2000, the Company purchased certain Internet-based development assets of SoBran, Inc., including SoBran's minority interest in TENERA GoTrain.Net, LLC. GoTrain.net, now a wholly-owned subsidiary, is an e-Learning application service provider offering Web-based, e-Learning solutions to selected industries needing regulatory-driven environmental, safety, and health (ES&H) training, specifically manufacturing, utilities, petrochemical, and Fortune 1000 companies. In March 2000, GoTrain.net and EnviroWin Software, LLC, a Delaware limited liability company, an ES&H desktop solutions provider, formed Training, LLC, a joint venture to produce certain Web-based ES&H training products for delivery via the GoTrain.net distance learning platform.

      The  Company  is  principally   organized  into  two  operating  segments:
Professional and Technical Services and e-Learning (see Note 7 to Consolidated Financial Statements for additional information regarding Company segments).

Markets and Business Strategy

      Professional and Technical Services Segment. TENERA provides professional and technical services to DOE owned sites and national research laboratories, commercial electric generating plants and other regulatory-impacted industries to solve complex management, engineering, environmental, health and safety issues associated with their properties and energy assets. TENERA's services primarily focus on environmental and ecological services, and risk management, which assist its commercial clients with respect to their nuclear and fossil plant operations, maintenance, and safety. TENERA provides its governmental clients, the DOE and DOE prime contractors with assistance in devising, implementing, and monitoring strategies to improve performance and cost effectiveness from an operational, safety, and environmental perspective at DOE-owned nuclear reactor sites and national research laboratories.

      TENERA has developed expertise in providing solutions to complex technical and regulatory issues facing the commercial electric power generation industry. Over the past several years, commercial electric utilities have experienced increased competitive pressure due to continued deregulation of the electric industry. For example, utilities are no longer able to recover capital expenditures through rate increases, due to mandated rate changes, and increasing competition from independent power producers, alternative energy production, and cogeneration. During the same period, utilities and independent power producers have responded to continued regulatory pressures to comply with complex safety and environmental guidelines.

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

      The Company's principal markets are the DOE-owned nuclear materials production sites and national research laboratories, and the electric power generation industry, including regulated and deregulated producers. The
Company's largest business area, DOE-owned nuclear weapons production sites, faces close scrutiny resulting from public concern over health, safety, and the environment. The Company believes that DOE's mission of closing aging weapons plants, coupled with increased enforcement of environmental laws and regulations continues to be prompted by publicity and public awareness of environmental problems and health hazards posed by hazardous materials and toxic wastes. The dismantlement and cleanup of the aging DOE weapons complex represents a significant market for the Company's service offerings.

      The DOE has begun programs to address safety problems and environmental concerns, which have emerged at its nuclear facilities. These programs are designed to bring the operations into compliance with a variety of health, safety, and environmental requirements, similar to those applicable to the commercial electric utility industry. The DOE's decontamination, decommissioning, and remediation programs are also aimed at achieving significant cleanup of its hazardous waste production and storage facilities and the partial shutdown of nuclear operations at a number of its sites.

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

      The markets for electric utility and DOE facility professional and technical services cover a broad range of activities. Typical markets include waste management, outage support, operating plant services, licensing support, safety and health management, maintenance and information services, decommissioning consulting, risk assessment, quality assurance and control, organizational effectiveness, engineering support, records management, fuel-related services, plant security, and surplus asset disposal.

      It has been TENERA's strategy to provide solutions to these issues by providing clients with a high level of professional skills and a broad range of scientific, technological, and management resources. These include software and databases, which are used in support of consulting projects. The Company assists its clients in the initial identification and analysis of a problem, the implementation of a feasible solution that the client believes will be sensitive to business and public interest constraints, and the ongoing monitoring of that solution.

      e-Learning Segment. The Company, through its GoTrain.net subsidiary, develops, markets, and delivers an "off-the-shelf" library of e-Learning products designed to provide "just-in-time," cost-effective solutions to regulatory mandated ES&H-related training needs for its clients. The Company also provides custom e-Learning products and services in response to all aspects of enterprise and workforce effectiveness, safety, compliance, and performance. The Company's proprietary Training Management Operating System ("Training System") is designed to provide a set of e-Learning tools that is generally scalable to any size client.

      e-Learning courses and tools are applicable to large companies, often with geographically distributed work forces involved in complex "around-the-clock" operations, as well as, small companies that lack dedicated training resources. The Company believes that the transition to internet-based training will replace a substantial portion of instructor-led training, currently representing 70% of all training programs.

      The Company serves clients required to comply with a wide range of Federal and state laws and regulations governing environmental, health, and safe work practices in the workplace. The Company applies its expertise in adult learning, regulatory processes, performance improvement techniques, and Web designed and delivered interactive content, to improve the competitive position for its clients by supporting a safe, productive, and compliant work environment.

      The Company believes many factors affect the ES&H Web-based e-Learning market. Highly competitive marketplaces encourage many companies to seek performance gains from lowered costs and improved competitive positioning. e-Learning provides opportunities to lower training costs and establish a safer, more productive, and compliant work force spending more time at their respective workstations, leading to improved competitive positioning. Recently promulgated standards from OSHA, EPA, DOT and ISO 9000 present new opportunities for the e-Learning products that contain, manage and report the training data necessary to demonstrate compliance.


Services and Products

      The following table reflects the percentage of revenues derived for each of these segments for the period indicated during the fiscal years ended December 31, 1998 through 2000:

----------------------------------------------------------------------------------------------------------------
                                                                                 Year Ended December 31,
                                                                          --------------------------------------
                                                                             2000         1999         1998
----------------------------------------------------------------------------------------------------------------

Professional and Technical Services ...................................      98.7%        98.1%        99.7%
e-Learning ............................................................       1.3%         1.9%         0.3%
----------------------------------------------------------------------------------------------------------------

      Professional and Technical Services Segment. Services performed by the Company typically include one or more of the following: consultation with the client to determine the nature and scope of the problem, identification and evaluation of the problem and its impact, development and design of a process for correcting the problem, preparation of business plans, preparation of reports for obtaining regulatory agency permits, and analysis in support of regulatory and legal proceedings. The Company's professional and technical services involve determining a solution to client problems and challenges in the design, operation, and management of large facilities. Focus is also placed on providing expertise in the wide range of disciplines required to resolve complex legal and regulatory issues and offering executives guidance in strategic planning and implementing a coordinated, effective response to such issues. The Company applies its professional skills, software, and specialized databases to all aspects of these problems and challenges in the following general areas:

o     Environmental and ecological issues at DOE and electric utility facilities

o     Risk management

o     Operations and maintenance performance improvement

o     Plant safety

o     Nuclear safety and criticality at DOE facilities

o     Engineering design review and verification

      e-Learning Segment. The Company's products include a suite of on-line interactive, compliance and regulatory-driven training applications for business clients' use with their employee base. The applications support a suite of automated back office functions and tools that manage training curriculum and records for business clients. These training applications are provided "off the shelf", "on demand", or with "customization". GoTrain.net products and services include:

o        Training Management Operating System (Web-based delivery platform)

o        Library of ES&H Web-based e-Learning

o        Custom Web-based e-Learning

o        Courseware tools

o        Multi-lingual e-Learning


Marketing

      Professional and Technical Services Segment. The Company's marketing strategy emphasizes its ability to offer a broad range of services designed to meet the needs of its clients in a timely and cost-efficient manner. The Company can undertake not only small tasks requiring a few professionals but also the management, staffing, design, and implementation of major projects that may last for many months and involve large numbers of professionals and subcontractors in several geographic locations. Characteristic of TENERA's marketing strategy are significant projects in which initial contracts have been only a fraction of the ultimate sale.

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

      e-Learning Segment. The Company uses a multiple sales channel strategy to penetrate targeted markets. The Company uses a sales channel approach to connect products to markets. Field salesmen activity currently accounts for a majority of sales, however, other channels used by the Company include a customer service center and via-Internet sales. In late 2000, the Company began its marketing and communications campaign designed to gain market attention, generate sales leads, achieve brand recognition, and grow market share. Multiple venues used in implementing the strategy include direct advertising, publication interviews and reviews, speaking circuits, trade shows, and industry and trade associations.

      The Company has developed, and has opportunities to expand, a number of strategic alliances. Alliances form an integral component in the Company's ability to obtain product content and in establishing its full-service e-Learning approach. Alliances pursued by the Company can be categorized into the following three primary groups: teaming agreements, distributorships, and content or technology partners.

      The Company is seeking private equity financing of its e-Learning business to provide additional working capital to support a significant expansion in its marketing and sales program (see "Risk Factors").

Clients

      During the year ended December 31, 2000, TENERA provided services to over 40 clients involving over 50 contracts. During the year ended December 31, 1999, TENERA provided services to over 35 clients involving over 55 contracts. Over 80% of TENERA's clients during the year ended December 31, 2000, had previously used its services. Less than 1% of all revenues were from clients outside of the United States.

      Professional  and  Technical  Services  Segment.  During  the  year  ended
December 31, 2000, one Professional and Technical Services Segment client, Kaiser-Hill Company, LLC ("Kaiser-Hill"), prime contractor of the Rocky Flats Contract, accounted for 70% of the Company's total revenue. During the year ended December 31, 1999, three Professional and Technical Services Segment clients, Kaiser-Hill Company, LLC ("Kaiser-Hill"), prime contractor of the Rocky Flats Contract, Rocky Mountain Remediation Services, LLC ("RMRS"), a prime subcontractor of the Rocky Flats Contract, and Safe Sites of Colorado, LLC ("Safe Sites"), a prime subcontractor of the Rocky Flats Contract, accounted for 75% of the Company's total revenue (Kaiser-Hill - 32%; RMRS - 26%; Safe Sites - 17%). The Company has maintained a working relationship with Kaiser-Hill for five years, during which time various contracts have been completed and replaced with new or follow-on contracts. The new contract awarded in the fourth quarter of 2000 is for a lower value than the Company's prior contract, reflecting Kaiser-Hill's decision to discontinue use of lower-tier subcontractor teams at the Site. There can be no assurance that this relationship will be maintained beyond the existing contract, and the loss of this client would have a material adverse effect on the Company (see "Risk Factors").

      e-Learning Segment. The Company provided services to ten e-Learning Segment clients during 2000. At December 31, 2000, seven e-Learning Segment clients had contracted access for over 10,000 learners in the Company's Web-based Training System for use within the next twelve months.


Operations

      TENERA generally receives payments on amounts billed 30 to 90 days after billing, except for retention under contracts. TENERA has historically experienced a low percentage of losses due to poor credit risks since the majority of TENERA's clients are utility companies, DOE, or DOE prime contractors,.

      Professional and Technical Services Segment. The Company primarily contracts for its services in one of three ways: time and materials ("T & M"), time and materials plus incentive fee ("TMIF"), or fixed price. T & M and TMIF contracts, which cover the majority of TENERA's revenues, are generally billed monthly by applying a multiplier factor to specific labor costs or by use of a fixed hourly labor rate charged to each project. T & M and TMIF contracts are generally structured to include "not-to-exceed" ceilings; however, if after initial review or after work has started, it is noted that additional work is required, the contract normally can be renegotiated to include such additional work and to increase the contract ceiling accordingly. Fixed-price contracts are generally applicable where TENERA has been requested to deliver services and/or products previously developed by it or deliverable to multiple customers. At
December 31, 2000, of the total outstanding contracts, less than 10% were fixed-price.

      e-Learning Segment. The typical medium and large business contract for GoTrain.net products has annual renewal options and is volume priced based on the individual learner annual subscriptions. Custom training course development is provided to clients on a non-refundable fixed-price contract basis, with entitlement to unlimited client use of the product. However, a per-use fee (learner seat) is charged in custom training course contracts for use of the Training System. For small businesses and individual learners, the buying process typically involves use of credit cards or pre-established task orders.


Backlog

      As of December 31, 2000, TENERA had contracted a backlog of approximately $11.0 million, all of which is cancelable by the clients. The Professional and Technical Services and e-Learning segments account for $10.0 million and $1.0 million, respectively, of the backlog. Contracted backlog represents the aggregate of the remaining value of those active contracts entered into by TENERA for services that are limited by a contractual amount and does not include any estimates of open-ended services contracts or unfunded backlog that may result from additions to existing contracts.

      Since all outstanding contracts are cancelable, there is no assurance that the Company will realize the revenues from these contracts. If any contract is canceled, there is no assurance that the Company will be successful in replacing such contract (see "Risk Factors").


Competition

      The markets for professional and technical services, and e-Learning are highly competitive. TENERA competes with several larger firms with significantly greater resources (see "Risk Factors").

      The primary competitive factor in the market for Professional and Technical Services is price, and certain of TENERA's competitors are able to offer similar services at prices that are lower than those offered by TENERA.

      In the e-Learning marketplace, the most significant competitive factors are product features and price. Although many larger competitors offer broad-based e-Learning solutions for various industries, no competitors currently dominate the Company's targeted niche of the e-Learning marketplace:
ES&H compliance and regulatory driven training.


Product Development

      Professional and Technical Services Segment. TENERA's policy is to undertake development projects of software, systems, and databases only if they can be expected to lead directly to proprietary products that may be generally marketable. A portion of TENERA's product development effort may be funded through customer-sponsored projects, although the rights to the systems and databases generally remain with TENERA. Because TENERA's development activities involve the integration of customer-funded, cost sharing, and TENERA-funded projects, it is not possible to segregate, on a historical basis, all of the specific costs allocable as development costs.

      e-Learning Segment. In 2000, TENERA spent approximately $700,000 in acquiring and developing products related to its e-Learning business. In 1999 and 1998, the Company spent approximately $100,000 annually on development for similar activities. These development efforts were responsible for the Company's successful launch, operation and access to its Web-based Training System and accompanying training course library.


Patents and Licenses

      The Company does not hold any patents material to its business. TENERA relies upon trade secret laws and contracts to protect its proprietary rights in software systems and databases. The service and license agreements under which clients acquire certain rights to access and use TENERA's e-Learning software technologies generally restrict the clients' use of the systems to their own operations and prohibit disclosure to others.

Personnel

      At December 31, 2000, the Company employed a total of 170 consultants, engineers, scientists and software developers, and a supporting administrative staff of 22 employees. Many employees hold advanced degrees. TENERA also retains the services of numerous independent contractors in order to fulfill specific needs for particular projects. None of TENERA's employees are represented by a labor union.


Item 2.  Properties

      The Company's headquarters are located in San Francisco, California, and consist of approximately 5,400 square feet of leased office space, expiring in December 2005. TENERA also leases approximately 12,800 square feet in Knoxville, Tennessee, expiring in January 2004, 6,500 square feet in Louisville, Colorado on a month-to-month basis, and approximately 4,000 square feet in San Luis Obispo, California, with 44% of the space expiring in December 2002 and 56% expiring in December 2004.


Item 3.  Legal Proceedings

      None.


Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Shares of the Company's Common Stock are listed for trading on AMEX under the symbol TNR. The first trading day on AMEX was June 30, 1995, at which time 10,417,345 shares were outstanding. There were approximately 500 shareholders of record as of March 1, 2001.



----------------------------------------------------------------------------------------------------------------
                                     2000                          1999                          1998
                           -------------------------     -------------------------     -------------------------
                                Price Range of                Price Range of                Price Range of
                             TENERA, Inc. Shares           TENERA, Inc. Shares           TENERA, Inc. Shares
                           -------------------------     -------------------------     -------------------------
                             High            Low           High            Low           High            Low
----------------------------------------------------------------------------------------------------------------
First Quarter ......       $   2.25       $   0.8125     $   2.00       $   1.0625     $   0.875      $   0.50
Second Quarter .....           1.625          0.875          1.625          1.00           1.00           0.5625
Third Quarter ......           1.25           0.75           1.50           1.00           1.6875         0.6875
Fourth Quarter .....           0.875          0.50           1.125          0.75           2.75           0.75
----------------------------------------------------------------------------------------------------------------

      The Board of Directors of the Company determines the amount of cash dividends that the Company may make to shareholders after consideration of projected cash requirements and a determination of the amount of retained funds necessary to provide for growth of the Company's business. The Company has made no distributions since 1991. The Company does not anticipate resumption of dividends in the foreseeable future.

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

                                  TENERA, INC.
                              FINANCIAL HIGHLIGHTS



  (In thousands, except per share and statistical amounts)

----------------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31,
                                                       ---------------------------------------------------------
                                                         2000        1999         1998        1997       1996
----------------------------------------------------------------------------------------------------------------

OPERATIONS DATA
Revenue .........................................     $ 32,443    $ 37,922     $ 27,445    $ 21,121    $ 24,003
Operating Income (Loss) .........................          (19)      2,336        1,874      (2,139)     (1,382)
Net Earnings (Loss) .............................          100       1,342        1,674      (1,890)     (1,080)
Earnings (Loss) per Share-- Basic ...............         0.01        0.13         0.17       (0.19)      (0.11)
Earnings (Loss) per Share-- Diluted .............         0.01        0.13         0.16       (0.19)      (0.11)
Weighted Average Shares-- Basic..................        9,960      10,050       10,124      10,123      10,248
Weighted Average Shares-- Diluted................       10,195      10,409       10,450      10,123      10,248
CASH FLOW DATA
Net Cash (Used) Provided by Operating Activities      $   (164)   $    631     $    906    $ (2,681)   $  2,954
Net Increase (Decrease) in Cash and Cash
Equivalents .....................................       (1,006)        132        1,069      (1,672)      2,490
FINANCIAL POSITION AT DECEMBER 31
Cash and Cash Equivalents .......................        2,487       3,493        3,361       2,292       3,964
Working Capital .................................        4,443       5,467        4,474       2,831       4,555
Total Assets ....................................       10,074      10,710        9,206       6,052       7,940
Total Liabilities ...............................        4,181       4,950        4,538       3,065       3,062
Stockholders' Equity.............................        5,893       5,760        4,668       2,987       4,878
OTHER INFORMATION
Number of Employees .............................          192         187          196         187         208
----------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition


Forward-Looking Statements


      With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the Safe Harbor provisions created by that statute. Certain statements contained in the following Management's Discussion and Analysis of Results of Operations and Financial Condition, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "future", "intends", and words of similar import, constitute forward-looking statements that involve risks and uncertainties. Such statements are based on current expectations and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those described in the Risk Factors section of this report and other recent documents the Company files with the Securities and Exchange Commission, specifically forms 10-Q and 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause the Company's actual results to differ materially from those anticipated events.


                                  TENERA, INC.
                              RESULTS OF OPERATIONS


-----------------------------------------------------------------------------------------------------------------
                                                                                   Percent of Revenue
                                                                        -----------------------------------------
                                                                                Year Ended December 31,
                                                                        -----------------------------------------
                                                                         2000           1999          1998
-----------------------------------------------------------------------------------------------------------------


Revenue .............................................................    100.0%        100.0%        100.0%

Direct Costs ........................................................     78.5          77.4          75.5

General and Administrative Expenses .................................     21.6          16.4          19.6

Special Item Income .................................................     --            --             1.1

Other Income ........................................................      *             *             0.8
                                                                        --------      ---------     ----------
   Operating Income (Loss) ..........................................     (0.1)          6.2           6.8

Interest Income, Net ................................................      0.6           0.3           0.5
                                                                        --------      ---------     ----------
Net Earnings Before Income Tax Expense ..............................      0.5%          6.5%          7.3%
                                                                        ========      =========     ==========

-----------------------------------------------------------------------------------------------------------------

  * Less than 0.05%


Year Ended December 31, 2000 versus Year Ended December 31, 1999

      Net earnings before income tax expense for the year ended December 31, 2000 was $163,000, compared to $2,455,000 for the same period in 1999. The decrease in earnings primarily results from lower Professional and Technical Services Segment revenue, coupled with higher sales and marketing expenses in the e-Learning Segment.

      Professional and Technical Services Segment revenue for 2000 decreased 13% ($5.2 million) from 1999, primarily due to a decline in the use of the Company's subcontractor teams at the Site, and closure of the commercial strategic consulting business area, partially offset by increased contract activity in the commercial environmental and ecological services business area. For the year 2000, the concentration of revenue from government projects increased to 85% of total Company revenue from 81% in 1999.

      Revenue in the e-Learning Segment decreased by $280,000 in 2000, as compared to 1999, mainly due to less fixed-priced contract work in 2000 than 1999. The majority of the contracts in 2000 were based on a per-use structure (see Item 1, "Business"), which began in the fourth quarter.

      Direct costs were lower in 2000, compared to a year ago, primarily as a result of decreased revenue generation. Gross margin decreased to 22% in 2000 from 23% in 1999, mainly due to an increase in the proportion of revenue derived from lower margin government business.

      General and administrative costs were 12% higher in 2000, compared to a year ago, primarily reflecting increased costs associated with the infrastructure and business development of the e-Learning Segment, and the purchase of the Internet-based development and support business of SoBran, Inc. (see Note 1 to Consolidated Financial Statements). General and administrative expenses, as a percentage of revenue, increased to 22% in 2000 from 16% in 1999.

       Net interest income in 2000 and 1999 represents earnings from the investment of cash balances in short-term, high quality, money market accounts and corporate debt instruments. The higher net interest income in 2000, as compared to a year ago, primarily reflects larger average cash balances and higher interest rates. The Company had no borrowings under its line of credit during 2000 and 1999.

      As previously reported, in July 2000, the prime contractor at the Rocky Flats Site requested that the Company, along with other Rocky Flats subcontractors, submit proposals to recompete the professional support services presently performed by these companies at the Site. In the fourth quarter of 2000, the Company was awarded a new contract with an initial term of three years followed by three one-year renewal options exercisable by the prime contractor. The Company currently anticipates that under the new contract, revenues and gross margin generated by the Company at the Site will decrease.


Year Ended December 31, 1999 versus Year Ended December 31, 1998

      The Company's increased Professional and Technical Services Segment revenue in its Rocky Flats subsidiary resulted in net earnings, before income tax expense of $2,455,000, compared to net earnings of $1,653,000 in 1998 before income tax expense, special item, and adjustment to litigation judgment costs.

      The revenue increase in 1999 was primarily the result of increased government project activity in the Professional and Technical Services Segment. For 1999, the concentration of revenue from the government sector increased to 81% of total Company revenue from 78% in 1998. Revenue in the e-Learning Segment increased by $617,000 in 2000, as compared to 1999, mainly due to the effect of a full year of operations in 2000, versus only five months in 1998. This new business segment began in August 1998.

       Direct costs were higher in 1999, primarily as a result of increased revenue generation and the related use of subcontractor teams under the Rocky Flats Contract. Gross margins decreased to 23%, in 1999 from 25% in 1998, mainly due to an increase in the proportion of revenue derived from lower margin government projects.

      General and administrative costs were higher compared to a year ago, primarily reflecting increased costs associated with the development of the e-Learning Segment, and higher performance bonuses to employees based on higher operating income. However, general and administrative expenses, as a percentage of revenue, decreased to 16% in 1999 from 20% in 1998.

      The special item of $300,000 in 1998 reflected the additional realized gain from the Asset Sale associated with the repayment of the Promissory Note (see Notes 1 and 6 to Consolidated Financial Statements).

      Other income in 1999 was immaterial. Other income in 1998 reflected certain accounting and administrative services provided on a temporary basis to the purchaser in the Asset Sale. These services ceased during the fourth quarter of 1998.

      Net interest income in 1999 and 1998 represented earnings from the investment of cash balances in short-term, high quality, government and corporate debt instruments. The lower net interest income in 1999, as compared to 1998, primarily reflected lower interest rates. The Company had no borrowings under its line of credit during 1999 and 1998.

Liquidity and Capital Resources

      Cash and cash equivalents decreased by $1,006,000 during 2000. The decrease was due to investing activities in the e-Learning Segment ($875,000) and cash used by operations ($164,000), partially offset by cash received from the exercising of stock options ($33,000).

      Receivables, net of sales allowance, decreased by $1,122,000 from December 31, 1999, primarily due to a decrease in the rate of revenue generation in 2000. The allowance for sales adjustments decreased by $334,000 from December 31, 1999, related to the closure and settlement of old government contracts.

      Accounts payable decreased by $857,000 since the end of 1999 primarily resulting from lower direct costs supporting decreased revenues. Accrued compensation and related expenses decreased by $6,000 during 2000, primarily reflecting lower group insurance expenses, partially offset by higher bonus and vacation accruals at December 31, 2000, as well as higher accrued salary costs associated with the growth of GoTrain.net personnel.

      No cash dividend was declared in 2000.

      The impact of inflation on project revenue and costs of the Company was minimal.

      At December 31, 2000, the Company was not in compliance with the quarterly profitability covenant of its $3,000,000 revolving loan facility, which expires in May 2001, due to losses in its e-Learning Segment related to infrastructure and sales growth. The Company is requesting a waiver of the breached covenant from the bank. The Company has no outstanding borrowings against the line of credit. There can be no assurance that such sources of capital will be available in sufficient amounts or on terms favorable to the Company, or at all (see "Risk Factors").

      Management believes that even with a reinstatement of its loan facility, cash expected to be generated by operations and the Company's working capital will not be adequate to meet its anticipated liquidity needs through the next twelve months due to the anticipated cash requirements of its growing e-Learning Segment. The Company is currently seeking private equity financing of its e-Learning business to provide adequate working capital to support a significant expansion in its marketing and sales program. If additional sources of capital are not found at terms favorable to the Company, management will reassess its rapid growth business development strategy of the e-Learning Segment, which may adversely affect the segment's viability.


Risk Factors

      The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that management currently deems immaterial, also may impair the business operations. If any of the following risks occur, the Company's business, financial condition, operating results and cash flows could be materially adversely affected.

      Uncertainty of Access to Capital. Management currently believes that cash expected to be generated from operations and the Company's working capital will not be adequate to support the anticipated cash requirements of the e-Learning Segment. The Company is seeking private equity financing of its e-Learning business and is requesting a waiver of a breached covenant from its bank in order to reinstate its line of credit borrowing ability. There can be no guarantee that such sources will be available in sufficient amounts or on terms favorable to TENERA, or at all.

      Reliance on Major Customers; Concentration of Revenue from the Government Sector. During 2000, one customer, Kaiser-Hill, accounted for approximately 70% of the Company's total revenues, and during 1999, three customers, Kaiser-Hill, RMRS, and Safe Sites, accounted for approximately 75% of the Company's total revenues, and Additionally, for 2000, the concentration of the Company's total revenue from the government sector increased to 85% of total revenue from 81% in 1999. This level of concentration of revenues from the lower margin government sector is expected to continue and possibly increase in the future. However, the new contract awarded to the Company by Kaiser-Hill in the fourth quarter of 2000 was a lower value and margin than the Company's prior contract, reflecting Kaiser-Hill's decision to discontinue use of lower-tier subcontract teams at the Site. Further, all outstanding customer contracts are cancelable upon notice by either party, and therefore, there can be no assurance that relationships with customers will be maintained at existing levels, or at all. The discontinuation or material reduction of business relations with any of these customers would have a material adverse impact on TENERA's business (see Item 1, "Business -- Clients").

      History of Losses; Uncertainty of Future Profitability. Although the Company had net earnings of $0.8 million in 1992, $1.7 million in 1998, $1.3 million in 1999, and $0.1 million in 2000, net (losses) over the period 1991 through 1997 were $(6.4 million) in 1991, $(0.3 million) in 1993, $(1.2 million) in 1994, $0.9 million in 1995, $(1.1 million) in 1996, and $(1.9 million) in 1997. There can be no assurance of the level of earnings, if any, that the Company will be able to derive in the future. Management expects a significant loss in 2001 related to anticipated accelerated sales and marketing expenditures in its e-Learning Segment.

      Competition. The market for professional and technical services, and e-Learning is highly competitive and TENERA competes with several larger firms with significantly greater resources. Significant competitive factors in the market for the Company's offerings are price and the ability to offer new products and services designed to meet changing customer demand. A number of TENERA's competitors are able to offer such services at prices that are lower than those offered by TENERA, and to devote far greater resources toward the development of new products and services. This competition has had, and is expected to continue to have, a material adverse impact on TENERA's business.

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

      Uncertainty Regarding Industry Trends and Customer Demand. As a result of the slowdown in the construction of power plants and the absence of new power plants scheduled for construction, as well as the gradual deregulation of the production and distribution of electricity, the market for engineering services relating to licensing and construction of power plants has contracted, and the market for services related to efficient and profitable operation of existing capacity has expanded. There can be no assurance that (i) TENERA will have the financial and other resources necessary to successfully research, develop, introduce, and market new products and services, (ii) if, or when, such new products or services are introduced, they will be favorably accepted by current or potential customers, or (iii) TENERA will be otherwise able to fully adjust its services and products to meet the changing needs of the industry (see Item 1, "Business -- General").

      Government Contracts Audits. The Company's United States government contracts are subject in all cases to audit by governmental authorities. In 1994, an audit was concluded, which began in 1991, of certain of its government contracts with the DOE relating to the allowability of certain employee compensation costs. The Company made a special charge to earnings in 1991 for a $2.4 million provision for the potential rate adjustments then disputed by the Company and the government. As a result of resolving certain issues in the dispute, the Company recognized increases to earnings of $500,000 in 1994, $250,000 in 1996, and $150,000 in 2000. Cash payments to clients associated with the settlement, which are estimated to be between $400,000 and $500,000, which were accrued for in the 1991 Special Charge to earnings, are expected to be made as government contracts with individual clients are closed out. There can be no assurance that no additional charges to earnings of the Company may result from future audits of the Company's government contracts.


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

Item 8.  Financial Statements and Supplementary Data

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



  (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      2000            1999             1998
----------------------------------------------------------------------------------------------------------------
Revenue ....................................................       $  32,443        $  37,922        $  27,445
Direct Costs ...............................................          25,465           29,351           20,718
General and Administrative Expenses ........................           7,001            6,236            5,366
Special Item Income ........................................              --               --              300
Other Income ...............................................               4                1              213
                                                                  -------------    ------------     ------------
   Operating (Loss) Income..................................             (19)           2,336            1,874
Interest Income, Net .......................................             182              119              129
                                                                  -------------    ------------     ------------
   Net Earnings Before Income Tax Expense ..................             163            2,455            2,003
Income Tax Expense .........................................              63            1,113              329
                                                                  -------------    ------------     ------------
Net Earnings ...............................................       $     100        $   1,342        $   1,674
                                                                  =============    ============     ============
Net Earnings per Share-- Basic .............................       $    0.01        $    0.13        $    0.17
                                                                  =============    ============     ============
Net Earnings per Share-- Diluted ...........................       $    0.01        $    0.13        $    0.16
                                                                  =============    ============     ============
Weighted Average Number of Shares Outstanding-- Basic.......           9,960           10,050           10,124
                                                                  =============    ============     ============
Weighted Average Number of Shares Outstanding-- Diluted.....          10,195           10,409           10,450
                                                                  =============    ============     ============
----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                           CONSOLIDATED BALANCE SHEETS



  (In thousands, except share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                                           December 31,
                                                                                   -----------------------------
                                                                                      2000             1999
----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and cash equivalents ...............................................       $    2,487       $    3,493
   Receivables, less allowances of $964 (1999 - $1,298)
     Billed ................................................................            3,290            3,587
     Unbilled ..............................................................            2,143            2,968
   Other current assets ....................................................              704              369
                                                                                   ------------     ------------
       Total Current Assets ................................................            8,624           10,417
Property and Equipment, Net ................................................              759              237
Other Assets ...............................................................              691               56
                                                                                   ------------     ------------
         Total Assets ......................................................       $   10,074       $   10,710
                                                                                   ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable.........................................................       $    2,253       $    3,110
   Accrued compensation and related expenses ...............................            1,832            1,838
   Deferred revenue ........................................................               96                2
                                                                                   ------------     ------------
       Total Current Liabilities ...........................................            4,181            4,950
Stockholders' Equity
   Common Stock, $0.01 par value, 25,000,000 authorized, 10,417,345 issued .              104              104
   Paid in capital, in excess of par .......................................            5,675            5,699
   Retained earnings .......................................................              607              507
   Treasury stock-- 433,086 shares (1999 - 483,586 shares) .................             (493)            (550)
                                                                                   ------------     ------------
       Total Stockholders' Equity ..........................................            5,893            5,760
                                                                                   ------------     ------------
         Total Liabilities and Stockholders' Equity ........................       $   10,074       $   10,710
                                                                                   ============     ============
----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

  (In thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                                Paid-In          Retained
                               Common        Stock             Capital in        Earnings
                            -----------------------------        Excess        (Accumulated       Treasury
                                 Shares        Amount            of Par          Deficit)          Stock           Total
-----------------------------------------------------------------------------------------------------------------------------

December 31, 1997 ......         10,123     $    104         $   5,698         $ (2,509)        $   (306)      $   2,987
Exercise of Stock Options             6           --                 1               --                6               7
Net Earnings ...........             --           --                --            1,674               --           1,674
                            ------------   --------------   ----------------  ---------------  -------------- ---------------
December 31, 1998 ......         10,129          104             5,699             (835)            (300)          4,668
Repurchase of Stock ....           (195)          --                --               --             (250)           (250)
Net Earnings ...........             --           --                --            1,342               --           1,342
                            ------------   --------------   ----------------  ---------------  -------------- ---------------
December 31, 1999 ......          9,934          104             5,699              507             (550)          5,760
Exercise of Stock Options            50           --               (24)              --               57              33
Net Earnings ...........             --           --                --              100               --             100
                            ------------   --------------   ----------------  ---------------  -------------- ---------------
December 31, 2000 ......          9,984     $    104         $   5,675         $    607         $   (493)      $   5,893
                            ============   ==============   ================  ===============  ============== ===============

  See accompanying notes.

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



  (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      2000            1999             1998
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings ............................................      $      100       $    1,342       $    1,674
   Adjustments to reconcile net earnings to
   cash provided by operating activities:
     Depreciation and amortization .........................             392              151              108
     Gain on sale of assets ................................              (4)              (1)            (302)
     Changes in assets and liabilities:
       Receivables, net of allowance........................           1,122           (1,129)          (2,057)
       Other current assets ................................            (407)            (144)              10
       Other assets ........................................            (598)              --               --
       Accounts payable ....................................            (857)             596            1,876
       Accrued compensation and related expenses ...........              (6)             (86)             447
       Litigation judgment accrual .........................              --               --             (950)
       Deferred revenue ....................................              94                2               --
       Income taxes payable ................................              --             (100)             100
                                                                  -------------    ------------     ------------
         Net Cash  (Used) Provided by Operating Activities .            (164)             631              906
CASH FLOWS FROM INVESTING ACTIVITIES
   Net acquisition of property and equipment ...............            (756)            (250)            (146)
   Acquisition of application development software .........            (125)              --               --
   Proceeds from sale of assets ............................               6                1              302
                                                                  -------------    ------------     ------------
         Net Cash (Used) Provided by Investing Activities ..            (875)            (249)             156
CASH FLOWS FROM FINANCING ACTIVITIES
   Repurchase of equity ....................................              --             (250)              --
   Exercise of common stock options ........................              33               --                7
                                                                  -------------    ------------     ------------
         Net Cash Provided (Used) by Financing Activities ..              33             (250)               7
                                                                  -------------    ------------     ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .......          (1,006)             132            1,069

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .............           3,493            3,361            2,292
                                                                  -------------    ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...................      $    2,487       $    3,493       $    3,361
                                                                  =============    ============     ============
----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


Note 1. Organization

      TENERA, Inc. (including its subsidiaries, "TENERA", or the "Company") provides a broad range of technology-based professional and technical services, and business-to-business web-based e-Learning services. The Company's professional and technical services are designed to solve complex management, engineering, environmental, health and safety challenges associated with the management of federal government properties, energy assets, and petrochemical and manufacturing concerns. TENERA's web-based e-Learning products and services are designed to provide a suite of on-line, interactive, compliance and regulatory-driven training applications for use by clients' employees.

      TENERA, Inc., a Delaware corporation, is the parent company of the subsidiaries described below.

      In 1995, the Company formed TENERA Rocky Flats, LLC ("Rocky Flats"), a Colorado limited liability company, to provide consulting and management services in connection with participation in the Performance Based Integrating Management Contract ("Rocky Flats Contract") at the Department of Energy's ("DOE") Rocky Flats Environmental Technology Site ("Site"). In August 2000, Closure Mission Support Services, LLC ("CMSS"), a Colorado limited liability company, was formed by Rocky Flats as a majority-owned joint venture to provide professional and technical services in connection with a recompete of the professional support services at the Site. In the fourth quarter of 2000, the Company was awarded a new contract for an initial three year period followed by three one-year options exercisable by the prime contractor.

      In 1997, the Company formed TENERA Energy, LLC ("Energy"), a Delaware limited liability company, to consolidate its commercial electric power utility business into a separate legal entity. Energy offers professional environmental and ecological services, and risk management services to nuclear and fossil plant operators.

      In November 1997, the Company consummated the sale of all of the assets ("Asset Sale") of its former subsidiary, TENERA Technologies, LLC ("Mass Transportation"; see Note 6 to Consolidated Financial Statements).

      In 1999, the Company initially formed TENERA GoTrain.Net, LLC ("GoTrain.net"), a Delaware limited liability company, as a joint venture operation with a minority interest partner, SoBran, Inc., an Ohio corporation, specializing in Internet technologies. In February 2000, the Company purchased certain Internet-based development assets from SoBran, Inc. for $307,000, including SoBran's minority interest in GoTrain.net. The purchase consideration was allocated to the acquired assets based on deemed fair values as follows: computer equipment and software ($289,000); office equipment ($18,000). After the asset acquisition from SoBran, the Company consolidated its technology enhanced training services group into GoTrain.net. GoTrain.net, now a wholly-owned subsidiary, is an e-Learning application service provider offering Web-based, e-Learning solutions to selected industries needing regulatory-driven environmental, safety, and health (ES&H) training, specifically manufacturing, utilities, petrochemical, and selected Fortune 1000 companies. In March 2000, the Company and EnviroWin Software, LLC, a Delaware limited liability company, an ES&H desktop solutions provider, formed Training, LLC, a joint venture to produce certain Web-based ES&H training products via the GoTrain.net distance learning platform.

      The  Company  is  principally   organized  into  two  operating  segments:
Professional and Technical Services and e-Learning (see Note 7 to Consolidated Financial Statements).


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

      Property and Equipment. Property and equipment are stated at cost ($3,265,000 and $2,531,000 at December 31, 2000 and 1999, respectively), net of accumulated depreciation ($2,506,000 and $2,294,000 at December 31, 2000 and 1999, respectively). Depreciation is calculated using the straight-line method over the estimated useful lives, which range from three to five years.

      Other Assets. Included in this asset category are the costs of internal-use e-Learning operating system software, both acquired and developed by the Company, and certain costs related to the development of the Company's e-Learning training courses. These costs have been capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The Company capitalized $723,000 of acquired and developed software costs during 2000, compared to $56,000 in 1999. The estimated useful life of costs capitalized during 2000 is three years. In 2000, the amortization of capitalized costs on the Company's books totaled $88,000.

      Revenue. The Company's Professional and Technical Services Segment primarily offers its services to the United States electric power industry and the DOE. Revenue from time-and-material and cost plus fixed-fee contracts is recognized when service is performed and costs are incurred. Revenue from fixed-price contracts is recognized on the basis of percentage of work completed (measured by costs incurred relative to total estimated project costs) under compliance with Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts".

      The Company's e-Learning Segment's nonrefundable upfront subscription/license fees are recognized ratably over the contractual term, which is typically one year. Revenue recognition commences when delivery of product occurs. Usage fee revenue is recognized on an actual usage basis.

      The Company performs credit evaluations of these clients and normally does not require collateral. Reserves are maintained for potential sales adjustments and credit losses; such losses to date have been within management's expectations. Actual revenue and cost of contracts in progress may differ from management estimates and such differences could be material to the financial statements.

      During 2000, one client accounted for 70% of total revenue. In 1999, three clients accounted for 32%, 26%, and 17% of the Company's total revenue, and in 1998, two clients accounted for 37% and 27% of total revenue. All the above concentrations relate to Professional and Technical Services Segment clients.

      Income Taxes. The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      Accounting for Stock-Based Compensation. The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25") and has provided the pro forma disclosures required by Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") in Note 3.

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

      The following table sets forth the computation of basic and diluted earnings per share as required by Financial Accounting Standards Board Statement No. 128:

  (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      2000            1999             1998
----------------------------------------------------------------------------------------------------------------

Numerator:

   Net earnings ............................................      $      100       $    1,342       $    1,674
Denominator:
  Denominator for basic earnings per share--
  weighted-average shares outstanding.......................           9,960           10,050           10,124
  Effect of dilutive securities:
     Employee & Director stock options (Treasury stock
     method) ...............................................             235              359              326
  Denominator for diluted earnings per share--
  weighted-average common and common equivalent shares .....          10,195           10,409           10,450
                                                                  =============    ============     ============
Basic earnings per share  ..................................      $     0.01       $     0.13       $     0.17
                                                                  =============    ============     ============
Diluted earnings per share  ................................      $     0.01       $     0.13       $     0.16
                                                                  =============    ============     ============
----------------------------------------------------------------------------------------------------------------


      Comprehensive Income. The Company does not have any components of comprehensive income. Therefore, comprehensive income is equal to net earnings reported for all periods presented.

      Disclosures  about  Segments  of  an  Enterprise.   The  Company  has  two
reportable operating segments, which are: Professional and Technical Services and e-Learning (see Note 7 to Consolidated Financial Statements).

      Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which amended FAS 133 by deferring the effective date to the fiscal year beginning after June 30, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133", which amended FAS 133 with respect to four specific issues. The Company is required to adopt FAS 133, as amended, for the year ending December 31, 2001. The Company does not expect that the adoption of this statement will have a material effect on the consolidated financial position, results of operations, or cash flows.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements of all public registrants. With respect to the Company's operations, SAB 101 primarily impacts the revenue recognition related to nonrefundable up-front subscription/license and custom content development fees. SAB 101 generally requires that such fees be recognized as revenue ratably over the contractual service period commencing upon the delivery of our e-Learning products. The e-Learning Segment's revenue recognition has been consistent with the provisions of SAB 101 from its inception in 2000 and, accordingly, the adoption of SAB 101, effective as of January 1, 2000, had no impact on the Company's financial position or operations.

      Reclassifications. Certain reclassifications of prior year amounts have been made to conform with current presentation.


Note 3. Employee Benefit Plans

      401(k) Savings Plan. The 401(k) Savings Plan is administered through a trust that covers substantially all employees. Employees can contribute amounts to the plan, not exceeding 15% of salary. Effective January 1, 1998, the Company matches employee contributions equal to 50% of the first 4% of salary deferred. The Company, at its discretion, may also contribute funds to the plan for the benefit of employees. In 2000, 1999, and 1998, charges to earnings for the 401(k) Savings Plan were $143,000, $164,000, and $233,000, respectively. During 2000, 1999, and 1998, the Company contributed no discretionary amounts to the plan.

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

      Under the provisions of the Company's 1992 Option Plan, 1,500,000 shares are reserved for issuance upon the exercise of options granted to key employees and consultants. During 2000, options were granted for 30,000 shares at an exercise price of $1.2625, the then fair market value, expiring on April 18, 2006. In 1999, options were granted for 285,000 shares at an exercise price of $1.3625, the then fair market value, expiring on March 9, 2005. In 1998, options were granted for 300,000, 20,000 and 50,000 shares at an exercise price of $0.725, $0.5875 and $0.675, respectively, the then fair market values, expiring on February 19, 2004, April 20, 2004 and July 1, 2004, respectively. During 2000, options for 70,000 shares were canceled due to employee terminations (94,000 and 660,750 in 1999 and 1998, respectively). Options for 15,000 shares were exercised in 2000 (none in 1999 and 6,250 in 1998). As of December 31, 2000, options for 1,217,500 shares were outstanding and options for 1,100,000 shares were exercisable.

      Under the provisions of the 1993 Outside Directors Compensation and Option Plan, which was approved by the Board of Directors, effective March 1, 1994, as amended in 1998, 300,000 shares are reserved for issuance upon the exercise of options granted to non-employee directors. During 2000, options were granted for 46,000 shares at an exercise price of $2.125, the then fair market value, expiring on March 1, 2010. In 1999, options were granted for 62,500 shares at an exercise price of $1.375, the then fair market value, expiring on March 1, 2009. In 1998, options were granted for 37,500 and 25,000 shares at an exercise price of $0.5625 and $0.75, respectively, the then fair market value, expiring on March 1, 2008 and July 1, 2008, respectively. During 2000, no options were forfeited (12,500 share options were canceled in 1999 and 8,000 in 1998). Options for 35,500 were exercised in 2000 (no options were exercised in 1999 and 1998). As of December 31, 2000, options for 264,500 shares were outstanding and 218,500 were exercisable.

      The combined stock option activity of the Company's two option plans is summarized below:

  (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                         Year Ended December 31,
                           -------------------------------------------------------------------------------------
                                     2000                          1999                          1998
                           -------------------------     -------------------------     -------------------------
                                          Weighted-                     Weighted-                     Weighted-
                                           Average                       Average                       Average
                                          Exercise                      Exercise                      Exercise
                            Options         Price         Options         Price         Options         Price
----------------------------------------------------------------------------------------------------------------

Outstanding--
Beginning of Year ..           1,526      $    1.00          1,285      $    0.91          1,528      $    0.98
Granted ............              76           1.78            347           1.36            432           0.70
Exercised ..........             (50)           .67             --             --             (6)          1.19
Forfeited ..........             (70)           .87           (106)          1.05           (669)          0.90
                           ----------     ----------     ----------     ----------     ----------     ----------
Outstanding--
End of Year ........           1,482      $    1.06          1,526      $    1.00          1,285      $    0.91
                           ==========     ==========     ==========     ==========     ==========     ==========
Exercisable at
End of Year ........           1,319      $    1.02          1,125      $    0.99            811      $    1.01

----------------------------------------------------------------------------------------------------------------

      Exercise prices for options outstanding as of December 31, 2000, ranged from $0.5625 to $1.75. The weighted-average remaining contractual life of those options is 3.6 years.

      Proforma Disclosures of the Effect of Stock-Based Compensation. Pro forma information regarding net earnings (loss) and earnings (loss) per share is required by FAS 123 for fiscal years beginning after December 31, 1994, and has been determined as if the Company had accounted for its stock options under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999, and 1998: risk-free interest rates of 6.25% for the March and April 2000 grants; 5.3% for the March 1999 grants; and 5.0% each for the February, March, April, and July 1998 grants; dividend yield of 0% for all years; volatility factors of the expected market price of the Company's common stock of 0.65, 0.56, and 0.48 for the years 2000, 1999, and 1998, respectively; and a weighted-average expected life of the option of five years for all employee grants and seven years for director grants.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, options valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting periods of the options. The Company has elected to base its initial estimate of compensation expense on the total number of options granted. Subsequent revisions to reflect actual forfeitures are made in the period the forfeitures occur through a catch-up adjustment.

      Pro forma information regarding the Company's net earnings (loss) and earnings per share follows:

  (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      2000            1999             1998
----------------------------------------------------------------------------------------------------------------

Net Earnings -- As Reported ................................      $      100       $    1,342       $    1,674
Pro Forma Net Earnings (Loss)--FAS 123 .....................              (2)           1,278            1,672

Net Earnings per Share-- As Reported Basic .................      $     0.01       $     0.13       $     0.17
                                                                  =============    ============     ============
Net Earnings per Share-- As Reported Diluted ...............      $     0.01       $     0.13       $     0.16
                                                                  =============    ============     ============
Pro Forma Net Earnings per Share-- FAS 123 Basic ...........      $      --        $     0.13       $     0.17
                                                                  =============    ============     ============
Pro Forma Net Earnings per Share-- FAS 123 Diluted .........      $      --        $     0.12       $     0.16
                                                                  =============    ============     ============
----------------------------------------------------------------------------------------------------------------

      The weighted-average grant-date fair value of options granted, which is the value assigned to the options under FAS 123, was $1.20, $0.75, and $0.35 for grants made during years ended December 31, 2000, 1999, and 1998, respectively.


 Note 4. Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows, using the liability method:

----------------------------------------------------------------------------------------------------------------
                                                                                           December 31,
                                                                                   -----------------------------
                                                                                      2000             1999
----------------------------------------------------------------------------------------------------------------

Current Deferred Tax Assets
     Accrued Expenses Not Currently Deductible .............................              640              771
     Differences Between Book and Tax Depreciation and Amortization ........               74               40
     Other .................................................................               19               15
                                                                                   ------------     ------------
         Total Current Gross Deferred Tax Assets ...........................              733              826
                                                                                   ------------     ------------
     Less:  Valuation Allowance ............................................             (695)            (727)

Current Deferred Tax Liabilities
     Other .................................................................               38              --
     Revenue Differences Related to Timing .................................              --                99
                                                                                   ------------     ------------
         Net Current Deferred Tax Liabilities ..............................       $      --        $      --
                                                                                   ============     ============
----------------------------------------------------------------------------------------------------------------

      The current tax provision for the years ended December 31, 2000, 1999, and 1998, are as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                                    ---------------------------------------------
                                                                       2000            1999             1998
-----------------------------------------------------------------------------------------------------------------

Current:
     Federal .....................................................  $       42      $      927       $      256

     State .......................................................          21             186               73
                                                                    -----------     ------------     ------------
     Tax Provision ...............................................  $       63      $    1,113       $      329
                                                                    ===========     ============     ============

-----------------------------------------------------------------------------------------------------------------

      The valuation allowance decreased by $32,000 and $45,000 during the years ended December 31, 2000 and 1999, respectively, for those deferred tax assets that may not be realized. The decrease primarily relates to a reduction in the allowance for bad debts.

      The provision for income taxes differed from the amount computed by applying the statutory federal and state income tax rate for the years ended December 31, 2000, 1999, and 1998, as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                                    ---------------------------------------------
                                                                       2000            1999             1998
-----------------------------------------------------------------------------------------------------------------

Federal Statutory Rate ...........................................      34%             34%              34%
State Taxes, Net of Federal Benefit ..............................       8%              5%               2%
Permanent Differences ............................................      12%              1%               1%
Decrease in Valuation Allowance ..................................     (20%)            (2%)            (21)%
Other ............................................................       5%              7%              --
                                                                    -----------     ------------     ------------
Income Tax Provision .............................................      39%             45%              16%
                                                                    ===========     ============     ============
-----------------------------------------------------------------------------------------------------------------

      The Company paid income taxes of $64,000 in 2000 and $1,363,000 in 1999.

Note 5. Commitments and Contingencies

      Leases. The Company occupies facilities under noncancelable operating leases expiring at various dates through 2005. The leases call for proportionate increases due to property taxes and certain other expenses. Rent expense amounted to $537,000 for the year ended December 31, 2000 ($349,000 in 1999 and $309,000 in 1998).

      Minimum rental commitments under operating leases, principally for real property, are as follows (in thousands):

  (Year Ending December 31)

----------------------------------------------------------------------------------------------------------------

2001 .........................................................................................      $      601
2002 .........................................................................................             610
2003 .........................................................................................             593
2004 .........................................................................................             437
2005 and Thereafter ..........................................................................             382
                                                                                                    ------------
Total Minimum Payments Required ..............................................................      $    2,623
                                                                                                    ============
----------------------------------------------------------------------------------------------------------------


      Revolving Loan Agreement. A loan agreement with a bank provides for a revolving line of credit of $3,000,000, through May 2001. At December 31, 2000, no amounts were outstanding under the credit line. Amounts advanced under the line of credit are secured by the Company's eligible accounts receivable. Under the agreement, the Company is obligated to comply with certain covenants related to equity, quick ratio, debt/equity ratio, and profits. At December 31, 2000, the Company was not in compliance with the quarterly profitability covenant due to losses in its e-Learning Segment related to infrastructure and sales growth expenditures. The Company is requesting a waiver of the breached covenant from the bank.

      The interest rate under the agreement is the bank's prime rate (9.5% at December 31, 2000). During 2000, 1999, and 1998, the Company paid no interest expense, as there were no borrowings.


Note 6. Special Items

      On November 14, 1997, the Company consummated the sale of all of the assets related to Mass Transportation' mass transportation business to Spear Technologies, Inc. ("Spear"), a California corporation newly formed by former members of the Company's management. The Company received $1,300,000 in cash, a promissory note in the amount of $300,000, and a warrant to acquire 4% of Spear's then outstanding shares of common stock exercisable upon an initial public offering or a change of control (as defined in the warrant). Spear also assumed all liabilities associated with the Mass Transportation business. The note was repaid in full in February 1998, and the additional gain of $300,000 was reported as a special item in 1998. In December 1999, the warrant was exchanged for convertible preferred stock, equivalent to 4% ownership of Spear on a fully diluted basis under the capital structure at the time of the exchange, and a redemption right equal to $525,000 in the event of Spear's liquidation. Neither the warrant nor the preferred stock has been assigned any value in the financial statements, as the Company is not able to determine the recoverability of these assets.

Note 7. Segment Information


      Based on the criteria established by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131"), the Company operates in two business segments based on product/service differentiation. In accordance with FAS 131, the Company is required to describe its reportable segments and provide data that is consistent with the data made available to the Company's Chief Operating Decision Maker to assess performance and make decisions.


      The measure of profit or loss used for each reportable segment is net earnings (loss) before the effect of income taxes. The accounting policies for the segments are the same as for the Company taken as a whole. Certain corporate expenses are allocated to these operating segments and are included for performance evaluation. Annual employee bonuses, if any, are recorded at the corporate level. Assets are not allocated to operating segments for reporting to the Company's Chief Operating Decision Maker ("CODM") and the Company does not prepare segmental balance sheets. Depreciation and amortization expenses are allocated to the operating segments based on the fixed assets in the underlying subsidiaries comprising the segments. Depreciation and amortization expenses for the e-Learning segment were combined with the Professional and Technical Services Segment in the years 1999 and 1998. There are no intersegment revenues on transactions between reportable segments.


      Information about the operating segments for the years 2000, 1999, and 1998, and reconciliation to the Consolidated Statements of Operations, are as follows:

  (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      2000            1999             1998
----------------------------------------------------------------------------------------------------------------

REVENUE
   Professional and Technical Services......................      $   32,013       $   37,212       $   27,352
   e-Learning ..............................................             430              710               93
                                                                  -------------    ------------     ------------
     Total .................................................      $   32,443       $   37,922       $   27,445
                                                                  =============    ============     ============

NET EARNINGS (LOSS) BEFORE INCOME TAX
   Professional and Technical Services .....................      $    2,981       $    3,977       $    2,536
   e-Learning ..............................................          (1,827)            (109)            (103)
   Corporate and Other .....................................            (991)          (1,413)            (430)
                                                                  -------------    ------------     ------------
     Total .................................................      $      163       $    2,455       $    2,003
                                                                  =============    ============     ============

DEPRECIATION AND AMORTIZATION EXPENSE
   Professional and Technical Services .....................      $       88       $      108       $       77
   e-Learning ..............................................             281               NA               NA
   Corporate and Other .....................................              19               43               30
                                                                  -------------    ------------     ------------
     Total .................................................      $      388       $      151       $      107
                                                                  =============    ============     ============
----------------------------------------------------------------------------------------------------------------

      Revenues outside of the United States have been less than 1% of total Company revenues in each of the years ended December 31, 2000, 1999, and 1998, respectively. Therefore, no enterprise-wide geographical data has been provided. The Company provides services and products to clients throughout the United States, and the geographical location of the client is not used for decision-making or performance evaluation.

Note 8. Selected Quarterly Combined Financial Data (Unaudited)

      A summary of the Company's quarterly financial results follows.

  (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                 Quarter Ended                                    Quarter Ended
                  ---------------------------------------------    ---------------------------------------------
                  12/31/00     9/30/00     6/30/00     3/31/00     12/31/99     9/30/99     6/30/99     3/31/99
----------------------------------------------------------------------------------------------------------------

Revenue .....     $ 6,784      $ 7,673     $ 8,339     $ 9,647     $ 9,065      $10,163     $ 9,412     $ 9,282
Direct Costs        5,082        5,987       6,675       7,721       6,881        7,970       7,215       7,285
General and
Administrative
Expenses ....       1,962        1,639       1,619       1,781       1,847        1,385       1,515       1,489
Other Income           --           --          --           4          --           --           1          --
                  --------     -------     --------    --------    --------     --------    --------    --------
Operating
Income(Loss)         (260)          47          45         149         337          808         683         508
Interest
Income ......          45           49          37          51          36           30          26          27
                  --------     -------     --------    --------    --------     --------    --------    --------
Net Earnings
Before Inc.Tax
Exp(Benefit)         (215)          96          82         200         373          838         709         535

Income Tax
Exp(Benefit)          (88)          38          33          80         174          404         305         230
                  --------     -------     --------    --------    --------     --------    --------    --------
Net Earn(Loss)    $  (127)     $    58     $    49     $   120     $   199      $   434     $   404     $   305
                  ========     =======     ========    ========    ========     ========    ========    ========
Net Earn(Loss)
Per Share-Basic   $ (0.01)     $  0.01     $  0.01     $  0.01     $  0.02      $  0.04     $  0.04     $  0.03
                  ========     =======     ========    ========    ========     ========    ========    ========
Net Earn(Loss)
Per
Share-Diluted     $ (0.01)     $  0.01     $  0.01     $  0.01     $  0.02      $  0.04     $  0.04     $  0.03
                  ========     =======     ========    ========    ========     ========    ========    ========
----------------------------------------------------------------------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS







The Board of Directors and Shareholders
TENERA, Inc.





      We have audited the accompanying consolidated balance sheets of TENERA, Inc. at December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TENERA, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.







                                                           /s/ ERNST & YOUNG LLP

San Francisco, California
January 19, 2001

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

      The directors of the Company are as follows:

           William A. Hasler, 59, has served as a Director of the Company since his election in March 1992 and Chairman of the Board of the Company since July 1998. Mr. Hasler is Co-Chief Executive Officer of Aphton Corporation, a international biotechnology firm. Previously, Mr. Hasler was Dean and Department Chair of the Haas School of Business at the University of California, Berkeley. Prior to his appointment as Dean in 1991, Mr. Hasler was Vice Chairman of Management Consulting for KPMG Peat Marwick from 1986 to 1991. Mr. Hasler is also a director of Solectron Corporation, Aphton Corporation, Walker Systems, Ditech Communications Corporation, The Schwab Funds, and TCSI Corporation.

           Jeffrey R. Hazarian, 45, has served as a Director of the Company since his election in October 1996, and was named its Executive Vice President in November 1997. He has also served as its Chief Financial Officer and Corporate Secretary since 1992. Previously, Mr. Hazarian held the position of Vice President of Finance from 1992 to 1997.

           Thomas S. Loo, Esq., 57, was elected as a Director of the Company in February 1997. He previously served as a Director of the Company from August 1987 to September 1993. Mr. Loo has been a partner, since 1986, of Bryan Cave LLP, general counsel to the Company. Mr. Loo has also served as a director of Teknekron Corporation since March 1989.


           Robert C. McKay, 49, has served as a Director of the Company since his election in June 1997, and was appointed its Chief Executive Officer and President in November 1997. Previously, Mr. McKay was Chief Operating Officer of the Company since April 1997. He was elected Senior Vice President of the Company in December 1992.

           Andrea W. O'Riordan, 30, has served as Director of the Company since her election in June 1998. Ms. O'Riordan is Communications Manager of field sales, process and automation, and core technologies training for Oracle Corporation. Prior to her joining Oracle Corporation in 1996, Ms. O'Riordan was Marketing Coordinator, Latin America, for a Reuters Company, from 1993 to 1995.

           George L. Turin, Sc.D., 71, has served as a Director of the Company since his election in March 1995. Previously, Mr. Turin served as a Professor of Electrical Engineering and Computer Science at the University of California at Berkeley from 1960 to 1990. Mr. Turin also served as Vice President, Technology for Teknekron Corporation from 1988 to 1994.

      Officers of the Company hold office at the pleasure of the Board of Directors. There are no familial relationships between or among any of the executive officers or directors of the Company.

Item 11.  Executive Compensation

      The following tables set forth certain information covering compensation paid by TENERA to the Chief Executive Officer ("CEO") and each of the Company's other executive officers, other than the CEO, whose total annual salary and bonus exceeded $100,000 (the "named executives") for services to TENERA in all their capacities during the fiscal years ended December 31, 2000, 1999, and 1998.


                           SUMMARY COMPENSATION TABLE



---------------------------------------------------------------------------------------------------------------
                                                   Annual Compensation             Awards
                                              ------------------------------    -------------
                                                                                 Securities        All Other
         Name and                                                                Underlying        Compensa-
    Principal Position            Year           Salary          Bonus(1)        Options(2)         tion(3)
---------------------------------------------------------------------------------------------------------------

Robert C. McKay, Jr.              2000        $ 231,469         $     --               --         $   3,400
Chief Executive Officer           1999          223,958           90,000           40,000             3,200
President                         1998          200,000          152,500               --             3,200

Jeffrey R. Hazarian               2000          180,031            7,000               --             3,400
Executive                         1999          181,064           67,500           40,000             3,200
Vice President and                1998          159,000           50,400           75,000             3,180
Chief Financial Officer

---------------------------------------------------------------------------------------------------------------

[FN]
   (1)Includes $100,000 retention bonus paid to Mr. McKay in 1998 (see "Other Compensation Arrangements" below). Mr. Hazarian's bonus amounts in 1999 and 1998 include accrued bonuses of $4,000 and $3,000, respectively, paid in the beginning of the subsequent years.

   (2)Reflects the number of options granted under the Company's 1992 Option Plan. The options expire at the earlier of the end of the option period, generally six years, or three months after employment termination.

   (3)These amounts represent the amounts accrued for the benefit of the named executives under the Company's 401(k) Plan.


      There were no options granted during 2000 to the named executives.

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


Directors Compensation

      Except as described below, the directors of the Company are paid no compensation by the Company for their services as directors. William A. Hasler, Thomas S. Loo, Andrea W. O'Riordan, and George L. Turin as non-employee directors, are paid a retainer of $1,000 per month. These non-employee directors are also paid a fee of $1,000 for each meeting of the Board, and any Board Committee meeting not held on the same day as a Board meeting, which they attend. The 1993 Outside Directors Compensation and Option Plan was approved by the Board effective March 1, 1994, as amended by the Board in 1998, and reserves up to 300,000 options for issuance to non-employee directors. During 2000, 11,500 stock options were issued to each of Messrs. Hasler, Loo, Turin, and Ms. O'Riordan. During 1999, 12,500 stock options were issued to each of Messrs. Hasler, Loo, Turin, Bunch (resigned in July 1999), and Ms. O'Riordan. During 1998, 12,500 stock options were granted to each of Messrs. Hasler, Loo, Turin, Bunch, and Ms. O'Riordan. The options expire ten (10) years after the date of the grant, vest one (1) year after the date of grant, and have an exercise price equal to the fair market value of the shares of the Company's Common Stock on the date of grant. Upon exercise of the options, a director may not sell or otherwise transfer more than 50% of the shares until six (6) months after the date on which the director ceases to be a director of the Company. Due to his resignation, Mr. Bunch's 1999 options did not vest and were forfeited.


Compensation Committee Interlocks and Insider Participation

      During 2000, the Compensation Committee was composed of William A. Hasler, Thomas S. Loo, Andrea W. O'Riordan, and George Turin. Thomas S. Loo is a partner in the law firm of Bryan Cave LLP, general counsel to the Company and Teknekron Corporation, and is a director of Teknekron Corporation. Andrea W. O'Riordan is the daughter of Harvey E. Wagner, the Company's largest stockholder by virtue of a limited partnership interest in Incline Village Investment Group Limited Partnership (see "Security Ownership of Directors, Officers, and Principal Shareholders"). Mr. Wagner is also the sole stockholder and a director of Teknekron Corporation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      (a)  Security Ownership of Certain Beneficial Owners

      The following table sets forth certain information as of March 1, 2001, with respect to beneficial ownership of the shares of Common Stock of the Company by each person who is known by the Company to own beneficially more than 5% of the shares of Common Stock:

----------------------------------------------------------------------------------------------------------------
                                                                                                     Approximate
                                                                                      Shares           Percent
                                                                                   Beneficially      Beneficially
                              Name and Address                                        Owned             Owned
----------------------------------------------------------------------------------------------------------------

Harvey E. Wagner ..........................................................        3,708,658           37.1%(1)
P.O. Box 7463
Incline Village, NV  89450

Dr. Michael John Keaton Trust .............................................        1,106,887           11.1%(2)
C/O Bryan Cave LLP
120 Broadway, Suite 300
Santa Monica, CA  90401
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

      (b)  Security Ownership of Management

      The following table sets forth information as of March 1, 2001, with respect to current beneficial ownership of shares of Common Stock by (i) each of the directors of the Company, (ii) each of the named executive officers (see
Item 11. "Executive Compensation"), and (iii) all current directors and executive officers as a group.


-------------------------------------------------------------------------------------------------------------------
                                                                       Shares           Shares
                                                                    Beneficially      Acquirable         Percentage
                             Name                                     Owned(1)        Within 60         Ownership(2)
                                                                                      Days(3)(4)
-------------------------------------------------------------------------------------------------------------------
William A. Hasler .............................................       55,500           46,500(3)            1.0%
Jeffrey R. Hazarian ...........................................        7,186          185,000(4)            1.9%
Thomas S. Loo..................................................         --             44,500(3)            *
Robert C. McKay, Jr............................................        1,789          258,000(4)            2.5%
Andrea W. O'Riordan (5)........................................         --             36,500               *
George L. Turin................................................       45,504           72,000(3)            1.2%
                                                                    ------------     -------------     ------------
All Directors and Executive Officers as a Group (6 persons) ...      109,979          642,500               7.1%
-------------------------------------------------------------------------------------------------------------------

[FN]
  (1) The persons named above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.
  (2) Based on the number of shares outstanding at, or acquirable within 60 days of March 1, 2001. Asterisks represent less than 1% ownership.
  (3) Represents options under the Company's 1993 Outside Directors Compensation and Option Plan which are exercisable on March 1, 2001, or within 60 days thereafter.
  (4) Represents options under the Company's 1992 Option Plan which are exercisable on March 1, 2001, or within 60 days thereafter.
  (5) Ms. O'Riordan is the daughter of Harvey E. Wagner, the Company's largest stockholder by virtue of a limited partnership interest in Incline Village Investment Group Limited Partnership (see Item 12(a), "Security Ownership of Certain Beneficial Owners").

      Beneficial ownership as shown in the tables above has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Under this Rule, certain securities may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, securities are deemed to be beneficially owned by a person if the person has the right to acquire the securities (for example, upon exercise of an option or the conversion of a debenture) within 60 days of the date as of which the information is provided; in computing the percentage of ownership of any person, the amount of securities outstanding is deemed to include the amount of securities beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the preceding tables does not necessarily reflect the person's actual voting power at any particular date.


Item 13.  Certain Relationships and Related Transactions

      See "Compensation Committee Interlocks and Insider Participation."

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1)  Financial Statements

      The following financial statements of the Company are filed with this report and can be found in Part II, Item 8, on the pages indicated below:

                                                                                                          PAGE
           Consolidated Statements of Operations-- Years Ended December 31, 2000, 1999, and 1998 .......    14
           Consolidated Balance Sheets-- December 31, 2000 and 1999 ....................................    15
           Consolidated Statements of Stockholders' Equity--
           Years Ended December 31, 2000, 1999, and 1998 ...............................................    16
           Consolidated Statements of Cash Flows-- Years Ended December 31, 2000, 1999, and
           1998 ........................................................................................    17
           Notes to Consolidated Financial Statements ..................................................    18
           Report of Independent Auditors ..............................................................    28
      (a)(2)  Financial Statement Schedules

      The following financial statement schedules with respect to the Company are filed in this report:

           Schedule VIII-- Valuation and Qualifying Accounts and Reserves ..............................    37

      All other schedules are omitted because they are either not required or not applicable.

      (a)(3)  Exhibits

  2.1 Agreement and Plan of Merger dated as of June 6, 1995 among the Registrant, Teknekron Technology MLP I Corporation, TENERA, L.P., and TENERA Operating Company, L.P. (a form of which is attached as Annex A to the Registrant's Consent Solicitation Statement/Prospectus included in the Registration Statement on Form S-4 (Registration No. 33-58393) declared effective by the Securities and Exchange Commission ("SEC") on June 2, 1995 (the "Registration Statement"), and is incorporated herein by reference).

   2.2 Asset Acquisition Agreement dated November 14, 1997, between the Registrant and Spear Technologies, Inc. (filed as Exhibit
                  2.1 to the Registrant's Form 8-K filed with the SEC on November 14, 1997 and incorporated by reference herein (the "Form 8-K")).

  2.3          Series C Preferred  Stock Purchase  Agreement dated April 6, 2000 between  the Registrant and Spear Technologies, Inc. (filed as
                  Exhibit 2.3 to the Registrant's 1999 Form 10-K and incorporated hereinby reference).

  2.4          Asset Acquisition  Agreement dated  February 10, 2000 between the
                  Registrant and SoBran, Inc. (filed as Exhibit 2.4 to the Registrant's 1999 Form 10-K and incorporated herein by reference).

  3.1          Certificate of  Incorporation of the Registrant dated October 27,
                  1994 (filed by incorporation by reference to Exhibit 3.3 to the Registration Statement).

  3.2          By-Laws of the Registrant (filed by incorporation by reference to
                  Exhibit 3.4 to the Registration Statement).

  4.1          Form of Certificate of Common Stock  of the  Registrant (filed by incorporation by reference to Exhibit 4.5 to the Registration Statement

  10.1 Registrant's lease, dated May 3, 2000, for its property located in Knoxville, Tennessee (filed as Exhibit 10.1 to the Registrant's June 30, 2000 Form 10-Q and incorporated herein by reference).

  10.2 Registrant's lease, dated May 30, 2000, for its headquarters located in San Francisco, California filed as Exhibit 10.2 to the Registrant's June 30, 2000 Form 10-Q and incorporated herein by reference).

  11.1         Statement regarding computation of per share earnings:  See "Note
                  5 to Consolidated Financial Statements."

  21.1(1)      List of Subsidiaries of the Registrant.

  23.1(1)      Consent of Ernst & Young LLP, Independent Auditors.

  27.1(1)      Financial Data Schedule.

      (b)  Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the last quarter of 2000.

      (c)  Exhibits (see Item 14(a)(3) above.)

      (d)  Financial Statement Schedules

      The schedules listed in Item 14(a)(2) above should be used in conjunction with the Consolidated Financial Statements of the Company for the year ended December 31, 2000.




   _________________________
  (1) Filed herewith.

                                                                   SCHEDULE VIII


                                  TENERA, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

  (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                      Additions              Deductions
                                                     ------------    ---------------------------
                                       Balance       Charged to
                                      Beginning       Costs and      Credited to                     Balance at
          Description                  of Year        Expenses       Special Item      Other         End of Year
----------------------------------------------------------------------------------------------------------------

1998
Reserve for Sales Adjustment
and Credit Losses .............         $ 1,358        $     9         $    --         $    67         $ 1,300
1999
Reserve for Sales Adjustment
and Credit Losses .............           1,300             --              --               2           1,298
2000
Reserve for Sales Adjustment
and Credit Losses .............           1,298             --              --             334             964

----------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2001



                        TENERA, INC.

                        By                 /s/ JEFFREY R. HAZARIAN
                           -----------------------------------------------------
                                           Jeffrey R. Hazarian
                                         Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       Signature                         Title                         Date


 /s/ WILLIAM A. HASLER                  Director                  March 29, 2001
------------------------
  (William A. Hasler)
                          Director, Chief Financial Officer,
                            Executive Vice President, and
                                Corporate Secretary
 /s/ JEFFREY R. HAZARIAN    (Principal Financial Officer)         March 29, 2001
------------------------
 (Jeffrey R. Hazarian)


 /s/ THOMAS S. LOO                      Director                  March 29, 2001
------------------------
   (Thomas S. Loo)

                                        Director,
                          Chief Executive Officer, and President
 /s/ ROBERT C. MCKAY           (Principal Executive Officer)      March 29, 2001
------------------------
   (Robert C. McKay)


 /s/ ANDREA W. O'RIORDAN                Director                  March 29, 2001
------------------------
 (Andrea W. O'Riordan)

                               Controller and Treasurer
 /s/ JAMES A. ROBISON, JR.  (Principal Accounting Officer)        March 29, 2001
------------------------
(James A. Robison, Jr.)


 /s/ GEORGE L. TURIN                    Director                  March 29, 2001
------------------------
  (George L. Turin)

                                  EXHIBIT INDEX


Ex. 21.1          List of Subsidiaries of the Registrant

Ex. 23.1          Consent of Ernst & Young LLP, Independent Auditors

Ex. 27.1          Financial Data Schedule