Form 10-Q
period 2001-03-31
TENERA INC
filed 2001-05-15
CIK 804731

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          ----------------------------

                                    FORM 10-Q

             (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31, 2001

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

     The number of shares outstanding on March 31, 2001, was 9,984,259.

                                TABLE OF CONTENTS



                                                                                                          PAGE
                                            PART I -- FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements (Unaudited) .............................................    1
    Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition .....   10
    Item 3.  Quantitative and Qualitative Disclosures of Market Risk ...................................   12



                          PART II -- OTHER INFORMATION

    Item 1.  Legal Proceedings .........................................................................    *
    Item 2.  Changes in Securities .....................................................................    *
    Item 3.  Defaults Upon Senior Securities ...........................................................    *
    Item 4.  Submission of Matters to a Vote of Security Holders .......................................    *
    Item 5.  Other Information .........................................................................    *
    Item 6.  Exhibits and Reports on Form 8-K ..........................................................   13


________________________

   *None.

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



  (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended March 31,
                                                                                  ------------------------------
                                                                                      2001             2000
----------------------------------------------------------------------------------------------------------------

Revenue ...................................................................       $     5,873       $     9,647

Direct Costs ..............................................................             4,524             7,721

General and Administrative Expenses .......................................             2,094             1,781

Other Income ..............................................................                --                 4
                                                                                  -------------     ------------

  Operating (Loss) Income .................................................              (745)              149

Interest Income, Net ......................................................                21                51
                                                                                  -------------     ------------

  Net (Loss) Earnings Before Income Tax Expense............................              (724)              200

Income Tax (Benefit) Expense ..............................................              (211)               80
                                                                                  -------------     ------------
Net (Loss) Earnings .......................................................       $      (513)      $       120
                                                                                  =============     ============
Net (Loss) Earnings per Share-- Basic .....................................       $     (0.05)      $      0.01
                                                                                  =============     ============
Net (Loss) Earnings per Share-- Diluted ...................................       $     (0.05)      $      0.01
                                                                                  =============     ============
Weighted Average Number of Shares Outstanding-- Basic .....................             9,984             9,939
                                                                                  =============     ============
Weighted Average Number of Shares Outstanding-- Diluted ...................             9,984            10,529
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

                                  TENERA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



  (In thousands, except share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                                   March 31,       December 31,
                                                                                      2001             2000
----------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets
  Cash and cash equivalents ...............................................       $     2,728       $     2,487
  Receivables, less allowance of $655 (2000 - $964)
    Billed ................................................................             1,722             3,290
    Unbilled ..............................................................             1,965             2,143
  Other current assets ....................................................               884               704
                                                                                  -------------     ------------
      Total Current Assets ................................................             7,299             8,624
Property and Equipment, Net ...............................................               779               759
Other Assets ..............................................................               896
                                                                                                            691
                                                                                  -------------     ------------
         Total Assets .....................................................       $     8,974       $    10,074
                                                                                  =============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable ........................................................       $     1,552       $     2,253
  Accrued compensation and related expenses ...............................             1,914             1,832
  Deferred revenue ........................................................               128                96
                                                                                  -------------     ------------
      Total Current Liabilities ...........................................             3,594             4,181
Commitments and Contingencies
Stockholders' Equity
  Common Stock, $0.01 par value, 25,000,000 authorized, 10,417,345 issued .               104               104
  Paid in capital, in excess of par .......................................             5,675             5,675
  Retained earnings........................................................                94               607
  Treasury stock-- 433,086 shares (2000 - 433,086 shares)..................              (493)             (493)
                                                                                  -------------     ------------
        Total Stockholders' Equity ........................................             5,380             5,893
                                                                                  -------------     ------------
         Total Liabilities and Stockholders' Equity .......................       $     8,974       $    10,074
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

                                  TENERA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)







  (In thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                                Paid-In
                               Common        Stock             Capital in
                            -----------------------------        Excess          Retained        Treasury
                                 Shares        Amount            of Par          Earnings          Stock           Total
-----------------------------------------------------------------------------------------------------------------------------

December 31, 2000 ......          9,984     $    104         $   5,675         $    607         $   (493)      $   5,893
Net Loss ...............             --           --                --             (513)              --            (513)
                            ------------   --------------   ----------------  ---------------  -------------- ---------------
March 31, 2001 .........          9,984     $    104         $   5,675         $     94         $   (493)      $   5,380
                            ============   ==============   ================  ===============  ============== ===============

-----------------------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

  (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended March 31,
                                                                                  ------------------------------
                                                                                      2001             2000
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss) earnings .....................................................       $      (513)      $       120

  Adjustments to reconcile net earnings to cash provided (used) by operating activities:

    Depreciation and amortization..........................................               172                68

    Gain on sale of assets ................................................                --                (4)

    Changes in assets and liabilities:

      Receivables, net of allowance .......................................             1,746               869

      Other current assets ................................................              (216)              (23)

      Other assets ........................................................              (249)              (41)

      Accounts payable ....................................................              (701)               72

      Accrued compensation and related expenses ...........................                82               114

      Deferred revenue ....................................................                32                --

      Income taxes payable ................................................                --                80
                                                                                  -------------     ------------

        Net Cash Provided By Operating Activities .........................               353             1,255

CASH FLOWS FROM INVESTING ACTIVITIES

  Net acquisition of property and equipment ...............................              (112)             (171)

  Acquisition of application development software .........................                --              (125)

  Proceeds from sale of assets ............................................                --                 7
                                                                                  -------------     ------------

        Net Cash Used in Investing Activities .............................              (112)             (289)
CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock from Treasury...................                               --                11
                                                                                  -------------     ------------
         Net Cash Provided by Financing Activities .........                               --                11

NET INCREASE IN CASH AND CASH EQUIVALENTS .................................               241               977

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................             2,487             3,493
                                                                                  -------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................       $     2,728       $     4,470
                                                                                  =============     ============

----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000
                                   (Unaudited)


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

      In 1995, the Company formed TENERA Rocky Flats, LLC ("Rocky Flats"), a Colorado limited liability company, to provide consulting and management services in connection with participation in the Performance Based Integrating Management Contract ("Rocky Flats Contract") at the Department of Energy's ("DOE") Rocky Flats Environmental Technology Site ("Rocky Flats Site"). In August 2000, Closure Mission Support Services, LLC ("CMSS"), a Colorado limited liability company, was formed by Rocky Flats as a majority-owned joint venture to provide professional and technical services in connection with a recompete of the professional support services at the Rocky Flats Site. In the fourth quarter of 2000, the Company was awarded a new contract for an initial three year period followed by three one-year options exercisable by the prime contractor.

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

      The Company is principally organized into two operating segments:
Professional and Technical Services and e-Learning (see Note 3 to Consolidated Financial Statements).


Note 2. Summary of Significant Accounting Policies

      Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and are unaudited. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at March 31, 2001, and the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000, have been made. For further information, refer to the financial statements and notes thereto contained in TENERA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission ("SEC").

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

      Property and Equipment. Property and equipment are stated at cost ($3,377,000 and $3,265,000 at March 31, 2001 and December 31, 2000,
respectively), net of accumulated depreciation ($2,598,000 and $2,506,000 at March 31, 2001 and December 31, 2000, respectively). Depreciation is calculated using the straight line method over the estimated useful lives, which range from three to five years.

      Other Assets. Included in this asset category are the costs of internal-use e-Learning operating system software, both acquired and developed by the Company, and certain costs related to the development of the Company's e-Learning training courses. These costs have been capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". For the three month period ended March 31, 2001, the Company capitalized $249,000 of developed software costs, compared to $166,000 (included $125,000 of acquired software) for the same period in 2000. The estimated useful life of costs capitalized is three years. During the first quarter of 2001 and 2000, the amortization of capitalized costs on the Company's books totaled $44,000 and $12,000, respectively.

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

      During the first quarter of 2001, one client in the Professional and Technical Services Segment accounted for 78% of the Company's total revenue. For the same period in 2000, three Professional and Technical Services clients accounted for 42%, 24%, and 15% of total revenue.

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

      The following table sets forth the computation of basic and diluted earnings per share as required by Financial Accounting Standards Board Statement No. 128:

  (In thousands, except per share amounts)

--------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended March 31,
                                                                        --------------------------------
                                                                               2001            2000
--------------------------------------------------------------------------------------------------------

Numerator:
   Net (loss) earnings ...........................................           $   (513)        $    120
                                                                            =============    ============
Denominator:
  Denominator for basic earnings per share--
  weighted-average shares outstanding.............................              9,984            9,939
  Effect of dilutive securities:
     Employee & Director stock options (Treasury stock method) ...                 --              590
                                                                           -------------    ------------
  Denominator for diluted earnings per share--
  weighted-average common and common equivalent shares ...........              9,984           10,529
                                                                           =============    ============
Basic (loss) earnings per share  .................................          $   (0.05)       $    0.01
                                                                           =============    ============
Diluted (loss) earnings per share  ...............................          $   (0.05)       $    0.01
                                                                           =============    ============

--------------------------------------------------------------------------------------------------------

      Comprehensive Income. The Company does not have any components of comprehensive income. Therefore, comprehensive income is equal to net earnings reported for all periods presented.

      Disclosures about Segments of an Enterprise. The Company has two reportable operating segments, which are: Professional and Technical Services and e-Learning (see Note 3 to Consolidated Financial Statements).

      Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which amended FAS 133 by deferring the effective date to the fiscal year beginning after June 30, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133", which amended FAS 133 with respect to four specific issues. The Company is required to adopt FAS 133, as amended, for the year ending December 31, 2001. The adoption of this statement did not have a material effect on the consolidated financial position, results of operations, or cash flows.

      Reclassifications. Certain reclassifications of prior year amounts have been made to conform with current presentation.

Note 3. Segment Information


      Based on the criteria established by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131"), the Company operates in two business segments based on product/service differentiation. In accordance with FAS 131, the Company is required to describe its reportable segments and provide data that is consistent with the data made available to the Company's Chief Operating Decision Maker ("CODM") to assess performance and make decisions.


      The measure of profit or loss used for each reportable segment is net earnings (loss) before the effect of income taxes. The accounting policies for the segments are the same as for the Company taken as a whole. Certain corporate expenses are allocated to these operating segments and are included for performance evaluation. Annual employee bonuses, if any, are recorded at the corporate level. Assets are not allocated to operating segments for reporting to the Company's CODM and the Company does not prepare segmental balance sheets. Depreciation and amortization expenses are allocated to the operating segments based on the fixed assets in the underlying subsidiaries comprising the segments. There are no intersegment revenues on transactions between reportable segments.


      Information about the operating segments for the quarters ended March 31, 2001 and 2000, and reconciliation to the Consolidated Statements of Operations, are as follows:

  (In thousands)

-----------------------------------------------------------------------------------------------
                                                                    Quarter Ended March 31,
                                                                  -----------------------------
                                                                      2001            2000
-----------------------------------------------------------------------------------------------

REVENUE
   Professional and Technical Services......................       $   5,665        $   9,556
  e-Learning ...............................................             208               91
                                                                  -------------    ------------
      Total .................................................       $  5,873        $   9,647
                                                                  =============    ============

NET (LOSS) EARNINGS BEFORE INCOME TAX
   Professional and Technical Services .....................       $     379        $     844
   e-Learning ..............................................            (952)            (400)
   Corporate and Other .....................................            (151)            (244)
                                                                  -------------    ------------
     Total .................................................       $    (724)       $     200
                                                                  =============    ============

DEPRECIATION AND AMORTIZATION EXPENSE
   Professional and Technical Services .....................       $      17        $      26
   e-Learning ..............................................             148               35
   Corporate and Other .....................................               7                7
                                                                  -------------    ------------
     Total .................................................       $     172        $      68
                                                                  =============    ============

-----------------------------------------------------------------------------------------------

      Revenues outside of the United States have been less than 1% of total Company revenues in each of the quarters ended March 31, 2001 and 2000, respectively. Therefore, no enterprise-wide geographical data has been provided. The Company provides services and products to clients throughout the United States, and the geographical location of the client is not used for decision-making or performance evaluation.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Forward-Looking Statements


      With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the Safe Harbor provisions created by that statute. Certain statements contained in the following Management's Discussion and Analysis of Results of Operations and Financial Condition, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "future", "intends", and words of similar import, constitute forward-looking statements that involve risks and uncertainties. Such risks, uncertainties and changes in condition, significance, value and effect could cause the Company's actual results to differ materially from those anticipated events. Such risks and uncertainties include uncertainty of access to capital; the reliance on major customers and concentration of revenue from the government sector; the uncertainty of future profitability; uncertainty regarding competition; reliance on key personnel; uncertainty regarding industry trends and customer demand; and government contract audits. Additional risks are detailed in the Company's filings with the SEC, including its Form 10-K for the year ended December 31, 2000.


                                  TENERA, INC.
                              Results of Operations
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                          Percent of Revenue
                                                                                         ----------------------
                                                                                         Quarter Ended March 31,
                                                                                         ----------------------
                                                                                           2001         2000
---------------------------------------------------------------------------------------------------------------

Revenue .........................................................................         100.0%       100.0%

Direct Costs ....................................................................          77.0         80.0

General and Administrative Expenses .............................................          35.7         18.5

Other Income ....................................................................          --            *
                                                                                         ----------   ---------
  Operating (Loss) Income .......................................................         (12.7)         1.5

Interest Income, Net ............................................................           0.4          0.5
                                                                                         ----------   ---------
Net (Loss) Earnings Before Income Tax (Benefit) Expense .........................         (12.3)%        2.0%
                                                                                         ==========   =========

---------------------------------------------------------------------------------------------------------------
      * Less than 0.05%


Results of Operations

      Net loss before income tax benefit for the quarter ended March 31, 2001 was $724,000, compared to net earnings before tax expense of $200,000 for the same period in 2000. The decrease in earnings primarily results from lower Professional and Technical Services Segment revenue, coupled with higher sales and marketing expenses in the e-Learning Segment.

      During the first quarter of 2001, the Company received written contracts and orders having an estimated value of approximately $5.6 million associated with the Professional and Technical Services Segment. The activity primarily reflects the additional funding of the Company's contract at the DOE's Rocky Flats Site . Contracted backlog for current, active projects totaled approximately $11.5 million as of March 31, 2001, up from $11.0 million at December 31, 2000. The Professional and Technical Services and e-Learning segments account for $10.7 million and $.8 million, respectively, of the backlog at March 31, 2001.

      Professional and Technical Services Segment revenue for the first three months of 2001 decreased 41% ($3.9 million) from the same period in 2000, primarily due to a lower allocation at the Rocky Flats Site of work to lower-tier subcontractor teams, including the Company under its new contract effective October 1, 2000, as previously reported, and closure of the Company's commercial strategic consulting business area. For the first quarter of 2001, the concentration of revenue from government projects decreased to 79% of total Company revenue from 86% in the comparable period in 2000.

      Revenue in the e-Learning Segment increased by $117,000 in the first quarter of 2001, as compared to the same period in 2000, mainly due to a greater number of new contracts.

      Direct costs were lower in the first three months of 2001, compared to a year ago, primarily as a result of decreased revenue generation. Gross margin increased to 23% in the first quarter of 2001 from 20% in the first quarter of 2000, mainly due to an decrease in the proportion of revenue derived from lower margin government business.

      General and administrative costs were 18% higher compared to a year ago, primarily reflecting increased costs associated with the infrastructure and business development of the e-Learning Segment.

      Net interest income in 2001 and 2000 represents earnings from the investment of cash balances in short-term, high quality, money market accounts and corporate debt instruments. The lower net interest income in 2001, as compared to a year ago, primarily reflects lower average cash balances and lower interest rates. The Company had no borrowings under its line of credit during the first three months of 2001 and 2000.


Liquidity and Capital Resources

      Cash and cash equivalents increased by $241,000 during the first three months of 2001. The increase was due to cash provided by operations ($353,000), partially offset by the net acquisition of property and equipment ($112,000).

      Receivables, net of sales allowance, decreased by $1,746,000 from December 31, 2000, primarily due to a decrease in the rate of revenue generation in 2001 and increased collections during the period. The allowance for sales adjustments decreased by $310,000 from December 31, 2000, related to the closure and settlement of old government contracts.

      Other current assets and other assets increased by $216,000 and $249,000, respectively, from December 31, 2000, primarily relating to training course and operating system development in the e-Learning Segment (see Note 2 to Consolidated Financial Statements).

      Accounts payable decreased by $701,000 since the end of 2000 primarily resulting from lower direct costs supporting decreased revenues. Accrued compensation and related expenses increased by $82,000 during the period, primarily reflecting the annual merit increases in employee salaries and fewer holiday and vacation days in the first quarter of the year.

      No cash dividend was declared in the first three months of 2001.

      The impact of inflation on project revenue and costs of the Company was minimal.

      As previously reported, at December 31, 2000, the Company was not in compliance with the quarterly profitability covenant of its $3,000,000 revolving loan facility, which expires in May 2001, due to losses in its e-Learning Segment related to expansion of its infrastructure and marketing and sales program. The Company has no outstanding borrowings against the line of credit. The Company is currently negotiating with its bank to structure a new $1,500,000 credit facility and has signed a letter of intent, subject to the approval of the bank's credit committee.

      Management believes that even with the bank loan facility described above, cash expected to be generated by operations and the Company's working capital will not be adequate to meet its anticipated liquidity needs through the next twelve months due to the anticipated cash requirements of its growing e-Learning Segment. The Company is currently seeking private equity financing of its e-Learning business to provide adequate working capital to support a significant expansion in its marketing and sales program. If additional sources of capital are not found at terms favorable to the Company, management will reassess its rapid growth business development strategy of the e-Learning Segment, which may adversely affect the segment's viability.

      An electric utility client in the Company's Professional and Technical Services Segment initiated bankruptcy proceedings in early April 2001. While management currently does not anticipate that the Company will be materially affected by such proceedings with respect to payments received or expected to be received under its contracts with such client, the proceedings are in a relatively early stage.



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



Dated:  May 15, 2001



                     TENERA, INC.


                     By                 /s/ JEFFREY R. HAZARIAN
                       ---------------------------------------------------------
                                         Jeffrey R. Hazarian
                         Executive Vice President and Chief Financial Officer