Form 10-Q
period 2001-06-30
TENERA INC
filed 2001-08-10
CIK 804731

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          ----------------------------

                                    FORM 10-Q

(Mark One)

   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2001

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


                          ----------------------------

           Securities registered pursuant to Section 12(b)of the Act:
                                  Common Stock

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

     The number of shares outstanding on June 30, 2001, was 9,984,259.


                                TABLE OF CONTENTS



                                                                                                          PAGE
                         PART I -- FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements (Unaudited) .............................................    1
    Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition .....   10
    Item 3.  Quantitative and Qualitative Disclosures of Market Risk....................................   12


                          PART II -- OTHER INFORMATION

    Item 1.  Legal Proceedings .........................................................................    *
    Item 2.  Changes in Securities .....................................................................    *
    Item 3.  Defaults Upon Senior Securities ...........................................................    *
    Item 4.  Submission of Matters to a Vote of Security Holders .......................................   13
    Item 5.  Other Information .........................................................................    *
    Item 6.  Exhibits and Reports on Form 8-K ..........................................................   13



-------------------------
  * None.

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



  (In thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                 ------------------------------      -----------------------------
                                                    2001              2000              2001             2000
------------------------------------------------------------------------------------------------------------------


Revenue ..................................       $   5,301        $   8,339          $11,174         $  17,986

Direct Costs .............................           4,112            6,675              8,636          14,396

General and Administrative Expenses ......           2,162            1,619              4,256           3,400

Other Income .............................              --               --                 --               4
                                                 ------------     -------------      ------------    -------------

  Operating (Loss) Income.................            (973)              45             (1,718)            194

Interest Income, Net .....................              13               37                 34              88
                                                 ------------     -------------      ------------    -------------

  Net (Loss) Earnings Before
  Income Tax (Benefit) Expense............            (960)              82             (1,684)            282

Income Tax (Benefit) Expense..............            (278)              33               (489)            113
                                                 ------------     -------------      ------------    -------------

Net (Loss) Earnings.......................       $    (682)       $      49          $  (1,195)      $     169
                                                 ============     =============      ============    =============

Net (Loss) Earnings per Share-- Basic ....       $   (0.07)       $     0.01         $   (0.12)      $    0.02
                                                 ============     =============      ============    =============

Net (Loss) Earnings per Share-- Diluted ..       $   (0.07)       $     0.01         $   (0.12)      $    0.02
                                                 ============     =============      ============    =============
Weighted Average
Number of Shares Outstanding-- Basic......           9,984            9,949              9,984           9,944
                                                 ============     =============      ============    =============
Weighted Average
Number of Shares Outstanding-- Diluted....           9,984           10,142              9,984          10,331
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

                                  TENERA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



  (In thousands, except share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                                    June 30,        December 31,
                                                                                      2001              2000
----------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets
  Cash and cash equivalents ...............................................       $     1,087       $     2,487
  Receivables, less allowance of $605 (2000 - $964)
    Billed ................................................................             2,566             3,290
    Unbilled ..............................................................             1,701             2,143
  Other current assets ....................................................               920               704
                                                                                  -------------     ------------
      Total Current Assets ................................................             6,274             8,624
Property and Equipment, Net ...............................................               720               759
Other Assets ..............................................................             1,076
                                                                                                            691
                                                                                  -------------     ------------
         Total Assets .....................................................       $     8,070       $    10,074
                                                                                  =============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable ........................................................       $     1,333       $     2,253
  Accrued compensation and related expenses ...............................             1,920             1,832
  Deferred revenue ........................................................               117                96
                                                                                   -------------     ------------
      Total Current Liabilities ...........................................             3,370             4,181
Commitments and Contingencies
Stockholders' Equity
  Common Stock, $0.01 par value, 25,000,000 authorized, 10,417,345 issued .               104               104
  Paid in capital, in excess of par .......................................             5,677             5,675
  Retained (deficit) earnings..............................................              (588)              607
  Treasury stock-- 433,086 shares (2000 - 433,086 shares)..................              (493)             (493)
                                                                                  -------------     ------------
        Total Stockholders' Equity ........................................             4,700             5,893
                                                                                  -------------     ------------
         Total Liabilities and Stockholders' Equity .......................       $     8,070       $    10,074
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

                                  TENERA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



  (In thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                                Paid-In
                               Common        Stock             Capital in        Retained
                            -----------------------------        Excess          Earnings         Treasury
                                 Shares        Amount            of Par          (Deficit)         Stock           Total
-----------------------------------------------------------------------------------------------------------------------------
December 31, 2000 ......          9,984          104             5,675              607             (493)          5,893
Net Loss ...............             --           --                --             (513)              --            (513)
                            ------------   --------------   ----------------  ---------------  -------------- ---------------
March 31, 2001 .........          9,984     $    104         $   5,675         $     94         $   (493)      $   5,380

Capital Contribution in
Subsidiary .............             --           --                 2               --               --               2
Net Loss ...............             --           --                --             (682)              --            (682)
                            ------------   --------------   ----------------  ---------------  -------------- ---------------
June 30, 2001 ..........          9,984     $    104         $   5,677         $   (588)        $   (493)      $   4,700
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

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

  (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                                                    Six Months Ended June 30,
                                                                                  ------------------------------
                                                                                      2001             2000
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss) earnings .....................................................       $    (1,195)      $       169

  Adjustments to reconcile net earnings to cash (used) provided by operating activities:

    Depreciation and amortization..........................................               349               150

    Gain on sale of assets ................................................                --                (4)

    Changes in assets and liabilities:

      Receivables, net of allowance .......................................             1,166               (81)

      Other current assets ................................................              (279)             (304)

      Other assets ........................................................              (488)             (170)

      Accounts payable ....................................................              (920)             (391)

      Accrued compensation and related expenses ...........................                88               289

      Deferred revenue ....................................................                21               200

      Income taxes payable ................................................                --                58
                                                                                  -------------     ------------

        Net Cash Used By Operating Activities .............................            (1,258)              (84)

CASH FLOWS FROM INVESTING ACTIVITIES

  Net acquisition of property and equipment ...............................              (144)             (267)

  Acquisition of application development software .........................                --              (125)

  Proceeds from sale of assets ............................................                --                 7
                                                                                  -------------     ------------

        Net Cash Used in Investing Activities .............................              (144)             (385)
CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of equity in subsidiary ........................................                 2                --
   Issuance of common stock from Treasury...................                               --                11
                                                                                  -------------     ------------
         Net Cash Provided by Financing Activities .........                                2                11

NET DECREASE IN CASH AND CASH EQUIVALENTS .................................            (1,400)             (458)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................             2,487             3,493
                                                                                  -------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................       $     1,087       $     3,035
                                                                                  =============     ============

----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000
                                   (Unaudited)


Note 1. Organization

      TENERA, Inc. (including its subsidiaries, "TENERA", or the "Company") provides a broad range of technology-based professional and technical services, and web-based e-Learning solutions. The Company's professional and technical services are designed to solve complex management, engineering, environmental, health and safety challenges associated with the management of federal government properties, energy assets, and petrochemical and manufacturing concerns. TENERA's web-based e-Learning products and services are designed to provide a suite of on-line, interactive, compliance and regulatory-driven training applications for use by clients' employees.

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

      In 1999, the Company initially formed TENERA GoTrain.Net, LLC ("GoTrain.net"), a Delaware limited liability company, as a joint venture operation with a minority interest partner, SoBran, Inc., an Ohio corporation, specializing in Internet technologies. In February 2000, the Company purchased certain Internet-based development assets from SoBran, Inc. for $307,000, including SoBran's minority interest in GoTrain.net. After the asset acquisition from SoBran, the Company consolidated its technology enhanced training services group into GoTrain.net. GoTrain.net, now a wholly-owned subsidiary, is an e-Learning application service provider offering Web-based, e-Learning solutions to selected industries needing regulatory-driven environmental, safety, and health (ES&H) training, specifically manufacturing, utilities, petrochemical, and selected Fortune 1000 companies. In March 2000, the Company and EnviroWin Software, LLC, a Delaware limited liability company, an ES&H desktop solutions provider, formed Training, LLC, a joint venture to produce certain Web-based ES&H training products via the GoTrain.net distance learning platform. In June 2001, Training, LLC was dissolved with GoTrain.net free to use the training courses developed by the joint venture. Also in June 2001, the GoTrain.net entered into a five-year co-development and distribution agreement with SmartForce, a leader in e-Learning solutions and content. The agreement provides for collaborating in the creation of ES&H and regulatory content, and the co-marketing and distribution of such content and other e-Learning offerings via the SmartForce internet platform (see Note 4 to Consolidated Financial Statements).

      The Company is principally organized into two operating segments:
Professional and Technical Services and e-Learning (see Note 3 to Consolidated Financial Statements).


Note 2. Summary of Significant Accounting Policies

      Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and are unaudited. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at June 30, 2001, and the results of operations and cash flows for the three and six month periods ended June 30, 2001 and 2000, have been made. For further information, refer to the financial statements and notes thereto contained in TENERA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission ("SEC").

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

      Property and Equipment. Property and equipment are stated at cost ($3,409,000 and $3,265,000 at June 30, 2001 and December 31, 2000,
respectively), net of accumulated depreciation ($2,690,000 and $2,506,000 at June 30, 2001 and December 31, 2000, respectively). Depreciation is calculated using the straight line method over the estimated useful lives, which range from three to five years.

      Other Assets. Included in this asset category are the costs of internal-use e-Learning operating system software, both acquired and developed by the Company, and certain costs related to the development of the Company's e-Learning training courses. These costs have been capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". For the six month period ended June 30, 2001, the Company capitalized $488,000 of developed software costs, compared to $295,000(included $125,000 of acquired software) for the same period in 2000. The estimated useful life of costs capitalized is three years. During the first six months of 2001 and 2000, the amortization of capitalized costs on the Company's books totaled $103,000 and $51,000, respectively.

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

      During the first six months of 2001, one client in the Professional and Technical Services Segment accounted for 74% of the Company's total revenue. For the same period in 2000, two Professional and Technical Services clients accounted for 60% and 13% of total revenue.

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

      The following table sets forth the computation of basic and diluted earnings per share as required by Financial Accounting Standards Board Statement No. 128:

(In thousands, except for per share amounts)

-------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended June 30,          Six Months Ended June 30,
                                                -------------------------------    --------------------------------
                                                    2001              2000             2001               2000
-------------------------------------------------------------------------------------------------------------------
Numerator:
   Net (loss) earnings ...................      $    (682)       $      49         $  (1,195)        $     169
                                                =============    ==============    =============     ==============
Denominator:
  Denominator for basic earnings per
   share-- weighted-average shares
   outstanding............................          9,984            9,949             9,984             9,944
  Effect of dilutive securities:
     Employee & Director stock options
     (Treasury stock method) .............             --              193                --               387
                                                -------------    --------------    -------------     --------------
  Denominator for diluted earnings per
  share--weighted-average common and
  common equivalent shares ...............          9,984           10,142             9,984            10,331
                                                =============    ==============    =============     ==============
Basic (loss) earnings per share  .........      $   (0.07)       $    0.01         $   (0.12)        $    0.02
                                                =============    ==============    =============     ==============
Diluted (loss) earnings per share  .......      $   (0.07)       $    0.01         $   (0.12)        $    0.02
                                                =============    ==============    =============     ==============

-------------------------------------------------------------------------------------------------------------------


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


      Information about the operating segments for the quarters and six month periods ended June 30, 2001 and 2000, respectively, and reconciliation to the Consolidated Statements of Operations, are as follows:

  (In thousands)

-----------------------------------------------------------------------------------------------------------------
                                                           Quarter Ended June 30       Six Months Ended June 30,
                                                         --------------------------    --------------------------
                                                            2001           2000           2001           2000
-----------------------------------------------------------------------------------    -----------    -----------

REVENUE
  Professional and Technical Services...............     $  5,064       $  8,240       $ 10,730       $ 17,796
  e-Learning .......................................          237             99            444            190
                                                         -----------    -----------    -----------    -----------
      Total ........................................      $  5,301       $  8,339       $ 11,174       $ 17,986
                                                         ===========    ===========    ===========    ===========

NET (LOSS) EARNINGS BEFORE INCOME TAX
   Professional and Technical Services .............     $    154       $    578       $    532       $  1,422
   e-Learning ......................................       (1,006)          (334)        (1,958)          (734)
   Corporate and Other .............................         (108)          (162)          (258)          (406)
                                                         -----------    -----------    -----------    -----------
     Total .........................................     $   (960)      $     82       $ (1,684)      $    282
                                                         ===========    ===========    ===========    ===========

DEPRECIATION AND AMORTIZATION EXPENSE
   Professional and Technical Services .............     $     15       $     21       $     32       $     47
   e-Learning ......................................          159             56            304             91
   Corporate and Other .............................            3              5             13             12
                                                         -----------    -----------    -----------    -----------
     Total .........................................     $    177       $     82       $    349       $    150
                                                         ===========    ===========    ===========    ===========

-----------------------------------------------------------------------------------------------------------------

      Revenues outside of the United States have been less than 1% of total Company revenues in each of the quarters and six month periods ended June 30, 2001 and 2000, respectively. Therefore, no enterprise-wide geographical data has been provided. The Company provides services and products to clients throughout the United States, and the geographical location of the client is not used for decision-making or performance evaluation.

Note 4. Long-Term Obligations

      In June 2001, GoTrain.net entered into a five-year agreement with SmartForce to co-develop and distribute ES&H and regulatory content via the SmartForce internet platform. Under the agreement, GoTrain.net is required to make quarterly payments of $68,500 to SmartForce, commencing September 30, 2001, for platform license and maintenance, and integration of existing GoTrain.net content.

      Minimum net payments are as follows (in thousands):

  (Year Ending December 31)

----------------------------------------------------------------------------------------------------------------

2001 .........................................................................................      $      137
2002 .........................................................................................             274
2003 .........................................................................................             274
2004 .........................................................................................             274
2005 and Thereafter ..........................................................................             411
                                                                                                    ------------
Total Minimum Payments Required ..............................................................      $    1,370
                                                                                                    ============

-----------------------------------------------------------------------------------------------------------------

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



                                  TENERA, INC.
                              Results of Operations
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------

                                                            Percent of Revenue           Percent of Revenue
                                                          ------------------------     -----------------------
                                                            Three Months Ended            Six Months Ended
                                                                 June 30,                     June 30,
                                                          ------------------------     -----------------------
                                                            2001           2000          2001          2000
------------------------------------------------------------------------------------------------------------------

Revenue ................................................   100.0%         100.0%        100.0%        100.0%

Direct Costs ...........................................    77.6           80.0          77.3          80.0

General and Administrative Expenses ....................    40.8           19.4          38.1          18.9

Other Income ...........................................    --             --            --             *
                                                          ---------      ---------     ---------     ---------

   Operating (Loss) Income .............................   (18.4)            .6         (15.4)          1.1

Interest Income, Net ...................................     0.3            0.4           0.3           0.5
                                                          ---------      ---------     ---------     ---------
Net (Loss) Earnings Before Income Tax (Benefit) Expense.   (18.1)%          1.0%        (15.1)%         1.6%
                                                          =========      =========     =========     =========

------------------------------------------------------------------------------------------------------------------

            * Less than 0.05%


Results of Operations

      Net losses before income tax benefit for the three and six-month periods ended June 30, 2001 were $960,000 and $1,684,000, respectively, compared to net earnings before tax expense of $82,000 and $282,000, respectively, for the same periods in 2000. The decreases in earnings for both periods primarily result from lower Professional and Technical Services Segment revenue, coupled with higher sales and marketing expenses in the e-Learning Segment.

      During the second quarter of 2001, the Company received written contracts and orders having an estimated value of approximately $8.3 million associated with the Professional and Technical Services Segment and $2.4 million related to the e-Learning Segment. The Professional and Technical Services activity primarily reflects the additional funding of the Company's contract at the DOE's Rocky Flats Site . The e-Learning activity primarily relates to the expected revenue from the addition of a new corporate client training academy, as well as expansion of training academies of four existing clients. Contracted backlog for current, active projects totaled approximately $11.4 million as of June 30, 2001, up from $11.0 million at December 31, 2000. The Professional and Technical Services and e-Learning segments account for $8.5 million and $2.9 million, respectively, of the backlog at June 30, 2001.

      Professional and Technical Services Segment revenue for the three and six-month periods ended June 30, 2001 decreased 39% ($3.2 million and $7.1 million, respectively) from the same periods in 2000, primarily due to a lower allocation at the Rocky Flats Site of work to lower-tier subcontractor teams, including the Company under its new contract effective October 1, 2000, as previously reported, and closure of the Company's commercial strategic consulting business area. For the second quarter and first six months of 2001, the concentration of revenue from government projects decreased to 72% and 76%, respectively, of total Company revenue, from 85% and 86%, respectively, in the comparable periods in 2000.

      Revenue in the e-Learning Segment increased by $138,000 and $254,000, respectively, in the three and six-month periods ended June 30, 2001, as compared to the same periods in 2000, mainly due to a greater number of new contracts.

      Direct costs were lower in 2001, compared to a year ago, primarily as a result of decreased revenue generation. Gross margins increased to 23% in the second quarter and first six months of 2001 from 20% in the same periods of 2000, mainly due to an decrease in the proportion of revenue derived from lower margin government business.

      General and administrative costs were 34% and 25% higher, respectively, in the three and six-month periods ended June 30, 2001, compared to a year ago, primarily as a result of increased business development costs in the e-Learning Segment and costs associated with pursuit of a DOE contract at Grand Junction, Colorado for Professional and Technical Services beginning October 1, 2001. The award of this contract is not expected to be announced until late third quarter 2001.

      Net interest income in 2001 and 2000 represents earnings from the investment of cash balances in short-term, high quality, money market accounts and corporate debt instruments. The lower net interest income in 2001, as compared to a year ago, primarily reflects lower average cash balances and lower interest rates.


Liquidity and Capital Resources

      Cash and cash equivalents decreased by $1,400,000 during the first six months of 2001. The decrease was primarily due to cash used by operations ($1,258,000) and net acquisition of property and equipment ($144,000).

      Receivables, net of sales allowance, decreased by $1,166,000 from December 31, 2000, primarily due to a decrease in the rate of revenue generation in 2001. The allowance for sales adjustments decreased by $359,000 from December 31, 2000, related to the closure and settlement of old government contracts.

      Other current assets and other assets increased by $279,000 and $488,000, respectively, from December 31, 2000, primarily relating to training course and operating system development in the e-Learning Segment (see Note 2 to Consolidated Financial Statements).

      Accounts payable decreased by $920,000 since the end of 2000 primarily resulting from lower direct costs supporting decreased revenues. Accrued compensation and related expenses increased by $88,000 during the period, primarily reflecting the annual merit increases in employee salaries and fewer holiday and vacation days in the first half of the year. Deferred revenue increased by $21,000 in the first six months of 2001 mainly due to the renewal and advance payment of an e-Learning license agreement with one of the Company's clients.

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

      No cash dividend was declared in the first six months of 2001.

      The impact of inflation on project revenue and costs of the Company was minimal.

      As previously reported, at December 31, 2000, the Company was not in compliance with the quarterly profitability covenant of its $3,000,000 revolving loan facility, which expired in May 2001, due to losses in its e-Learning Segment related to expansion of its infrastructure and marketing and sales program. The Company had no outstanding borrowings against the line of credit during 2001 and 2000. The Company is currently pursuing a new credit facility with its bank and others.

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

      The Company has commenced a working capital preservation and labor cost reduction program designed to permit the Company to continue all segments of its business. During the third quarter of 2001, the Company will assess which parts of its operations can be continued in light of the Company's decreased working capital since the end of last year. The Company will be required to curtail or cease significant parts of its business unless additional funding is obtained by the fourth quarter of this year, through outside investment or divestiture of a portion of its operating assets.



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

                          PART II -- OTHER INFORMATION




Item 4.  Submission of Matter to a Vote of Security Holders


     On June 22, 2001, the Company held its Annual Meeting of Stockholders. The following individuals were elected to the Board of Directors:

----------------------------------------------------------------------------------------------------------------
                                                                                     Votes             Votes
                                                                                      For            Withheld
----------------------------------------------------------------------------------------------------------------

Jeffrey R. Hazarian .......................................................         5,402,015            89,052
George L. Turin ...........................................................         5,405,648            85,419

----------------------------------------------------------------------------------------------------------------




     The following proposals were approved at the Company's Annual Meeting:

----------------------------------------------------------------------------------------------------------------

                                                  Votes             Votes                             Broker
                                                   For             Against         Abstained         Non-Votes
----------------------------------------------------------------------------------------------------------------

    Proposal to ratify the selection of
    the Company's independent auditors .         5,451,072          21,000           18,995                 0

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



Dated:  August 10, 2001



                          TENERA, INC.


                          By              /s/ JEFFREY R. HAZARIAN
                            ----------------------------------------------------
                                           Jeffrey R. Hazarian
                            Executive Vice President and Chief Financial Officer