Form 10-Q
period 2001-09-30
TENERA INC
filed 2001-11-14
CIK 804731

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          ----------------------------

                                    FORM 10-Q

      (Mark One)

       [   X   ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended September 30, 2001

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

           Securities registered pursuant to Section 12(g)of the Act:
                                      None


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

     The number of shares outstanding on September 30, 2001, was 9,984,259.


                                        i
                                TABLE OF CONTENTS



                                                                                                          PAGE
                         PART I -- FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements (Unaudited) .............................................    1
    Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition .....   11
    Item 3.  Quantitative and Qualitative Disclosures of Market Risk....................................   13


                          PART II -- OTHER INFORMATION

    Item 1.  Legal Proceedings .........................................................................    *
    Item 2.  Changes in Securities .....................................................................    *
    Item 3.  Defaults Upon Senior Securities ...........................................................    *
    Item 4.  Submission of Matters to a Vote of Security Holders .......................................    *
    Item 5.  Other Information .........................................................................    *
    Item 6.  Exhibits and Reports on Form 8-K ..........................................................   14


________________________
  *  None.

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



  (In thousands, except per share amounts)

-------------------------------------------------------------------------------------------------------------------
                                               Three Months Ended September 30,     Nine Months Ended September 30,
                                               --------------------------------     -------------------------------
                                                    2001              2000               2001             2000
-------------------------------------------------------------------------------------------------------------------


Revenue ..................................       $   4,441        $     7,673         $  15,615       $    25,659

Direct Costs .............................           3,549              5,987            12,185            20,383

General and Administrative Expenses ......           1,719              1,639             5,975             5,039

Other Income .............................              --                 --                --                 4
                                                 ------------     -------------       ------------    -------------

  Operating (Loss) Income.................            (827)                47            (2,545)              241

Interest (Expense) Income, Net ...........             (18)                49                16               137
                                                 ------------     -------------       ------------    -------------

  Net (Loss) Earnings Before
  Income Tax (Benefit) Expense............            (845)                96            (2,529)              378

Income Tax (Benefit) Expense..............            (245)                38              (734)              151
                                                 ------------     -------------       ------------    -------------
Net (Loss) Earnings.......................       $    (600)       $        58         $  (1,795)      $       227
                                                 ============     =============       ============    =============
Net (Loss) Earnings per Share-- Basic ....       $   (0.06)       $      0.01         $   (0.18)      $      0.02
                                                 ============     =============       ============    =============
Net (Loss) Earnings per Share-- Diluted ..       $   (0.06)       $      0.01         $   (0.18)      $      0.02
                                                 ============     =============       ============    =============
Weighted Average
Number of Shares Outstanding-- Basic......           9,984              9,969             9,984             9,952
                                                 ============     =============       ============    =============
Weighted Average
Number of Shares Outstanding-- Diluted....           9,984             10,123             9,984            10,266
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

                                  TENERA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



  (In thousands, except share amounts)

----------------------------------------------------------------------------------------------------------------

                                                                                 September 30,      December 31,
                                                                                      2001             2000
----------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets
  Cash and cash equivalents ...............................................       $       871       $     2,487
  Receivables, less allowance of $555 (2000 - $964)
    Billed ................................................................             1,927             3,290
    Unbilled ..............................................................             1,413             2,143
  Other current assets ....................................................             1,109               704
                                                                                  -------------     ------------
      Total Current Assets ................................................             5,320             8,624
Property and Equipment, Net ...............................................               630               759
Other Assets ..............................................................             1,189
                                                                                                            691
                                                                                  -------------     ------------
         Total Assets .....................................................       $     7,139       $    10,074
                                                                                  =============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable ........................................................       $     1,046       $     2,253
  Accrued compensation and related expenses ...............................             1,899             1,832
  Deferred revenue ........................................................                94                96
                                                                                  -------------     ------------
      Total Current Liabilities ...........................................             3,039             4,181
Commitments and Contingencies
Stockholders' Equity
  Common Stock, $0.01 par value, 25,000,000 authorized, 10,417,345 issued .               104               104
  Paid in capital, in excess of par .......................................             5,677             5,675
  Retained (deficit) earnings..............................................            (1,188)              607
  Treasury stock-- 433,086 shares (2000 - 433,086 shares)..................              (493)             (493)
                                                                                  -------------     ------------
        Total Stockholders' Equity ........................................             4,100             5,893
                                                                                  -------------     ------------
         Total Liabilities and Stockholders' Equity .......................       $     7,139       $    10,074
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
                            -----------------------------        Excess          Earnings         Treasury
                                 Shares        Amount            of Par          (Deficit)         Stock           Total
-----------------------------------------------------------------------------------------------------------------------------

December 31, 2000 ......          9,984     $    104         $   5,675         $    607         $   (493)      $   5,893
Net Loss ...............             --           --                --             (513)              --            (513)
                            ------------   --------------   ----------------  ---------------  -------------- ---------------
March 31, 2001 .........          9,984     $    104         $   5,675         $     94         $   (493)      $   5,380

Capital Contribution in
Subsidiary .............             --           --                 2               --               --               2
Net Loss ...............             --           --                --             (682)              --            (682)
                            ------------   --------------   ----------------  ---------------  -------------- ---------------
June 30, 2001 ..........          9,984     $    104         $   5,677         $   (588)        $   (493)      $   4,700

Net Loss ...............             --           --                --             (600)              --            (600)
                            ------------   --------------   ----------------  ---------------  -------------- ---------------
September 30, 2001 .....          9,984     $    104         $   5,677         $ (1,188)        $   (493)      $   4,100
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

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

  (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                       2001             2000
----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss) earnings .....................................................       $    (1,795)      $       227

  Adjustments to reconcile net earnings to cash (used) provided by operating activities:

    Depreciation and amortization..........................................               538               251

    Gain on sale of assets ................................................                --                (4)

    Changes in assets and liabilities:

      Receivables, net of allowance .......................................             2,093             1,275

      Other current assets ................................................              (491)             (169)

      Other assets ........................................................              (675)             (375)

      Accounts payable ....................................................            (1,207)             (710)

      Accrued compensation and related expenses ...........................                67               242

      Deferred revenue ....................................................                (2)              138
                                                                                  -------------     ------------
        Net Cash Used By Operating Activities .............................            (1,472)              875

CASH FLOWS FROM INVESTING ACTIVITIES

  Net acquisition of property and equipment ...............................              (146)             (421)

  Acquisition of application development software .........................                --              (125)

  Proceeds from sale of assets ............................................                --                 7
                                                                                  -------------     ------------
        Net Cash Used in Investing Activities .............................              (146)             (539)
CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of equity in subsidiary ........................................                 2                --
   Issuance of common stock from Treasury...................                              --                33
                                                                                  -------------     ------------
         Net Cash Provided by Financing Activities .........                               2                33

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ......................            (1,616)              369

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................             2,487             3,493
                                                                                  -------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................       $       871       $     3,862
                                                                                  =============     ============

----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000
                                   (Unaudited)


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

Note 2. Summary of Significant Accounting Policies

      Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and are unaudited. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at September 30, 2001, and the results of operations and cash flows for the three and nine month periods ended September 30, 2001 and 2000, have been made. For further information, refer to the financial statements and notes thereto contained in TENERA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission ("SEC").

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

      Property and Equipment. Property and equipment are stated at cost ($3,411,000 and $3,265,000 at September 30, 2001 and December 31, 2000,
respectively), net of accumulated depreciation ($2,781,000 and $2,506,000 at September 30, 2001 and December 31, 2000, respectively). Depreciation is calculated using the straight line method over the estimated useful lives, which range from three to five years.

      Other Assets. Included in this asset category are the costs of internal-use e-Learning operating system software, both acquired and developed by the Company, and certain costs related to the development of the Company's e-Learning training courses. These costs have been capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". For the nine month period ended September 30, 2001, the Company capitalized $675,000 of developed software costs, compared to $500,000(included $125,000 of acquired software) for the same period in 2000. The estimated useful life of costs capitalized is three years. During the first nine months of 2001 and 2000, the amortization of capitalized costs on the Company's books totaled $177,000 and $55,000, respectively.

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

      During the first six months of 2001, one client in the Professional and Technical Services Segment accounted for 73% of the Company's total revenue. For the like period in 2000, the same client accounted for 66% of total revenue.

      Income Taxes. The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      Accounting for Stock-Based Compensation. The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25").

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

      The following table sets forth the computation of basic and diluted earnings per share as required by Financial Accounting Standards Board Statement No. 128:

(In thousands, except for per share amounts)

-------------------------------------------------------------------------------------------------------------------
                                               Three Months Ended September 30,     Nine Months Ended September 30,
                                                             30,
                                               --------------------------------    --------------------------------
                                                    2001              2000             2001               2000
-------------------------------------------------------------------------------------------------------------------
Numerator:
   Net (loss) earnings ...................      $    (600)       $      58         $  (1,795)        $     227
                                                =============    ==============    =============     ==============
Denominator:
  Denominator for basic earnings per
   share-- weighted-average shares                  9,984            9,969             9,984             9,952
   outstanding............................
  Effect of dilutive securities:
     Employee & Director stock options
     (Treasury stock method) .............             --              154                --               314
                                                -------------    --------------    -------------     --------------
  Denominator for diluted earnings per
  share--weighted-average common and
  common equivalent shares ...............          9,984           10,123             9,984            10,266
                                                =============    ==============    =============     ==============
Basic (loss) earnings per share  .........      $   (0.06)       $    0.01         $   (0.18)        $    0.02
                                                =============    ==============    =============     ==============
Diluted (loss) earnings per share  .......      $   (0.06)       $    0.01         $   (0.18)        $    0.02
                                                =============    ==============    =============     ==============

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


      Information about the operating segments for the quarters and nine month periods ended September 30, 2001 and 2000, respectively, and reconciliation to the Consolidated Statements of Operations, are as follows:

  (In thousands)

-----------------------------------------------------------------------------------------------------------------
                                                               Quarter Ended              Nine Months Ended
                                                               September 30,                September 30,
                                                         --------------------------    --------------------------
                                                            2001           2000           2001           2000
-----------------------------------------------------------------------------------    -----------    -----------

REVENUE
   Professional and Technical Services..............     $  4,173       $  7,570       $ 14,902       $ 25,365
  e-Learning .......................................          268            103            713            294
                                                         -----------    -----------    -----------    -----------
     Total .........................................     $  4,441       $  7,673       $ 15,615       $ 25,659
                                                         ===========    ===========    ===========    ===========

NET (LOSS) EARNINGS BEFORE INCOME TAX
   Professional and Technical Services .............     $    (39)      $    781       $    493       $  2,202
   e-Learning ......................................         (773)          (457)        (2,731)        (1,190)
   Corporate and Other .............................          (33)          (228)          (291)          (634)
                                                         -----------    -----------    -----------    -----------
      Total .........................................     $   (845)      $     96       $ (2,529)      $    378
                                                         ===========    ===========    ===========    ===========

DEPRECIATION AND AMORTIZATION EXPENSE
   Professional and Technical Services .............     $     14       $     21       $     46       $     68
   e-Learning ......................................          170             76            474            166
   Corporate and Other .............................            5              4             18             17
                                                         -----------    -----------    -----------    -----------
     Total .........................................     $    189       $    101       $    538       $    251
                                                         ===========    ===========    ===========    ===========

-----------------------------------------------------------------------------------------------------------------

      Revenues outside of the United States have been less than 1% of total Company revenues in each of the quarters and nine month periods ended September 30, 2001 and 2000, respectively. Therefore, no enterprise-wide geographical data has been provided. The Company provides services and products to clients throughout the United States, and the geographical location of the client is not used for decision-making or performance evaluation.

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

      Minimum net payments are as follows (in thousands):

  (Year Ending December 31)

----------------------------------------------------------------------------------------------------------------

2001 .........................................................................................      $      137
2002 .........................................................................................             274
2003 .........................................................................................             274
2004 .........................................................................................             274
2005 and Thereafter ..........................................................................             411
                                                                                                    ------------
Total Minimum Payments Required ..............................................................      $    1,370
                                                                                                    ============
----------------------------------------------------------------------------------------------------------------

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



                                  TENERA, INC.
                              Results of Operations
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                            Percent of Revenue           Percent of Revenue
                                                          ------------------------     -----------------------
                                                            Three Months Ended           Nine Months Ended
                                                               September 30,               September 30,
                                                          ------------------------     -----------------------
                                                            2001           2000          2001          2000
------------------------------------------------------------------------------------------------------------------

Revenue ................................................   100.0%         100.0%        100.0%        100.0%

Direct Costs ...........................................    79.9           78.0          78.0          79.4

General and Administrative Expenses ....................    38.7           21.4          38.3          19.6

Other Income ...........................................    --             --            --             *
                                                          ---------      ---------     ---------     ---------

   Operating (Loss) Income .............................   (18.6)           0.6         (16.3)          1.0

Interest (Expense)Income, Net ..........................    (0.4)           0.6           0.1           0.5
                                                          ---------      ---------     ---------     ---------
Net (Loss) Earnings Before Income Tax (Benefit) Expense.   (19.0)%          1.2%        (16.2)%         1.5%
                                                          =========      =========     =========     =========

------------------------------------------------------------------------------------------------------------------

            * Less than 0.05%


Results of Operations

      Net losses before income tax benefit for the three and nine-month periods ended September 30, 2001 were $845,000 and $2,529,000, respectively, compared to net earnings before tax expense of $96,000 and $378,000, respectively, for the same periods in 2000. The decreases in earnings for both periods primarily result from lower Professional and Technical Services Segment revenue, coupled with higher sales and marketing expenses in the e-Learning Segment.

      During the third quarter of 2001, the Company received written contracts and orders having an estimated value of approximately $3.0 million associated with the Professional and Technical Services Segment and $1.1 million related to the e-Learning Segment. The Professional and Technical Services activity primarily reflects the additional funding of the Company's contract at the DOE's Rocky Flats Site . The e-Learning activity primarily relates to the expected revenue from the addition of the DOE as a training client, as well as expansion of training academies of seven existing clients. Contracted backlog for current, active projects totaled approximately $10.5 million as of September 30, 2001, down from $11.0 million at December 31, 2000. The Professional and Technical Services and e-Learning segments account for $6.6 million and $3.9 million, respectively, of the backlog at September 30, 2001.

      Professional and Technical Services Segment revenue for the three and nine-month periods ended September 30, 2001 decreased $3.4 million and $10.5 million, respectively, from the same periods in 2000, primarily due to a lower allocation at the Rocky Flats Site of work to lower-tier subcontractor teams, including the Company under its new contract effective October 1, 2000, as previously reported, and closure of the Company's commercial strategic consulting business area. For the third quarter and first nine months of 2001, the concentration of revenue from government projects decreased to 72% and 75%, respectively, of total Company revenue, from 85% and 86%, respectively, in the comparable periods in 2000.

      Revenue in the e-Learning Segment increased by $165,000 and $419,000, respectively, in the three and nine-month periods ended September 30, 2001, as compared to the same periods in 2000, mainly due to a greater number of new contracts.

      Direct costs were lower in 2001, compared to a year ago, primarily as a result of decreased revenue generation. Gross margin decreased to 20% in the third quarter of 2001 from 22% in 2000 as a result of accrued costs associated with the SmartForce alliance agreement, which commenced June 29, 2001 (see Note 4 to Consolidated Financial Statements). However, for the first nine months of 2001, gross margin increased to 22% from 21% in the same period of 2000, mainly due to an decrease in the proportion of revenue derived from lower margin government business.

      General and administrative costs were 5% and 19% higher, respectively, in the three and nine-month periods ended September 30, 2001, compared to a year ago, primarily as a result of increased business development costs in the e-Learning Segment and costs associated with pursuit of a DOE contract at Grand Junction, Colorado for Professional and Technical Services. The award of this contract is expected to be announced by DOE in the fourth quarter of 2001.

      As reported previously, an electric utility client in the Company's Professional and Technical Services Segment initiated bankruptcy proceedings in early April 2001. The Company assigned all of its pre-petition receivables to a third party in August 2001 in return for 75% of the amounts owed. Net interest expense in the third quarter of 2001 reflects the 25% finance charge related to the assignment of these receivables, partially offset by earnings from the investment of cash balances in short-term, high quality, money market accounts and corporate debt instruments. The lower net interest income in the nine month period of 2001, as compared to a year ago, is primarily due to lower average cash balances and lower interest rates, together with the impact of the receivables assignment in the third quarter of 2001.


Liquidity and Capital Resources

      Cash and cash equivalents decreased by $1,616,000 during the first nine months of 2001. The decrease was primarily due to cash used by operations ($1,472,000) and net acquisition of property and equipment ($146,000).

      Receivables, net of sales allowance, decreased by $2,093,000 from December 31, 2000, primarily due to a decrease in the rate of revenue generation in 2001. The allowance for sales adjustments decreased by $409,000 from December 31, 2000, related to the closure and settlement of old government contracts.

      Other current assets and other assets increased by $491,000 and $675,000, respectively, from December 31, 2000, primarily relating to training course and operating system development in the e-Learning Segment (see Note 2 to Consolidated Financial Statements).

      Accounts payable decreased by $1,207,000 since the end of 2000 primarily resulting from lower direct costs supporting decreased revenues. Accrued compensation and related expenses increased by $67,000 during the period, primarily reflecting the annual merit increases in employee salaries at the beginning of 2001.

      No cash dividend was declared in the first nine months of 2001.

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

      Management believes that even if the Company is able to secure a new bank loan facility described above, cash expected to be generated by operations and the Company's working capital will not be adequate to meet its anticipated liquidity needs through the next twelve months due to the anticipated cash requirements of its growing e-Learning Segment. The Company is currently seeking private equity and debt financing to support the operations of its e-Learning business.

      During the third quarter, the Company commenced a working capital preservation and labor cost reduction program designed to permit the Company to continue all segments of its business. The Company will be required to curtail or cease significant parts of its business unless additional funding is obtained by the end of the fourth quarter of this year, through outside investment or divestiture of a portion of its operating assets.



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



Dated:  November 14, 2001



                       TENERA, INC.


                        By            /s/ JEFFREY R. HAZARIAN
                           -----------------------------------------------------
                                         Jeffrey R. Hazarian
                           Executive Vice President and Chief Financial Officer