Form 10-K
period 2001-12-31
TENERA INC
filed 2002-03-29
CIK 804731

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          ----------------------------

                                    FORM 10-K

         (Mark One)

         [   X   ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended December 31, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy as information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of March 1, 2002, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $2,731,716 based on the last transaction price as reported on the American Stock Exchange. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

     The number of shares outstanding on March 1, 2002 was 9,984,259.

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

      In 1999, the Company formed TENERA GoTrain.Net, LLC ("GoTrain"), a Delaware limited liability company, initially as a joint venture operation with a minority interest partner, SoBran, Inc., an Ohio corporation, specializing in Internet technologies. In February 2000, the Company purchased certain Internet-based development assets of SoBran, Inc., including SoBran's minority interest in TENERA GoTrain, LLC. GoTrain, now a wholly-owned subsidiary, is an e-Learning application service provider offering Web-based, e-Learning solutions to selected industries needing regulatory-driven environmental, safety, and health (ES&H) training, specifically manufacturing, utilities, petrochemical, and Fortune 1000 companies. In March 2000, GoTrain and EnviroWin Software, LLC, a Delaware limited liability company, an ES&H desktop solutions provider, formed Training, LLC, a joint venture to produce certain Web-based ES&H training products for delivery via the GoTrain distance learning platform. In June 2001, Training, LLC was dissolved with GoTrain free to use the training courses developed by the joint venture. Also in June 2001, GoTrain entered into a five-year co-development and distribution agreement with SmartForce, a leader in e-Learning solutions and content. The agreement provides for collaborating in the creation of ES&H and regulatory content, and the co-marketing and distribution of such content and other e-Learning offerings via the SmartForce internet platform (see Note 6 to Consolidated Financial Statements). As of January 1, 2002, TENERA GoTrain.Net, LLC changed its legal structure and all of the assets and liabilities were transferred to GoTrain Corp, a Delaware corporation.

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

      e-Learning Segment. The Company, through its GoTrain subsidiary, develops, markets, and delivers an extensive library of e-Learning products designed to provide cost-effective solutions to regulatory mandated ES&H-related training needs for its clients. The Company also provides custom e-Learning products and services in response to all aspects of enterprise and workforce effectiveness, safety, compliance, and performance. The Company's proprietary Training Management Operating System ("Training System") is designed to provide a set of e-Learning tools that is generally scalable to any size client.

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


Services and Products

      The following table reflects the percentage of revenues derived for each of these segments for the period indicated during the fiscal years ended December 31, 1999 through 2001:

----------------------------------------------------------------------------------------------------------------
                                                                                 Year Ended December 31,
                                                                          --------------------------------------
                                                                             2001         2000         1999
----------------------------------------------------------------------------------------------------------------

Professional and Technical Services ...................................      94.5%        98.7%        98.1%
e-Learning ............................................................       5.5%         1.3%         1.9%
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

   o  Risk management

   o  Operations and maintenance performance improvement

   o  Plant safety

   o  Nuclear safety and criticality at DOE facilities

   o  Engineering design review and verification

      e-Learning Segment. The Company's products include a suite of on-line interactive, compliance and regulatory-driven training applications for business clients' use with their employee base. The applications support a suite of automated back office functions and tools that manage training curriculum and records for business clients. These training applications are provided from a Company-owned library of courses, or are customized to clients' specifications. GoTrain products and services include:

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

      e-Learning Segment. The Company uses a multiple sales channel strategy to penetrate targeted markets. The Company uses a sales channel approach to connect products to markets. Field salesmen activity currently accounts for a majority of sales, however, other channels used by the Company include a customer service center and via-Internet sales. In late 2000, the Company began its marketing and communications campaign designed to gain market attention, generate sales leads, achieve brand recognition, and grow market share. This campaign continued through the first half of 2001 and was reduced considerably in the second half of the year to conserve cash. The Company expects to increase its marketing and sales program during 2002, having completed $1.5 million of convertible debt financing in March 2002 (see Note 9 to Consolidated Financial Statements). Multiple venues used in implementing the strategy include direct advertising, publication interviews and reviews, speaking circuits, trade shows, and industry and trade associations.

      The Company has developed, and has opportunities to expand, a number of strategic alliances. Alliances form an integral component in the Company's ability to obtain product content and in establishing its full-service e-Learning approach. Alliances pursued by the Company can be categorized into the following three primary groups: teaming agreements, distributorships, and content or technology partners. In June 2001, GoTrain entered into a five-year co-development and distribution agreement with SmartForce, a leader in e-Learning solutions and content. The agreement provides for collaborating in the creation of ES&H and regulatory content, and the co-marketing and distribution of such content and other e-Learning offerings via the SmartForce internet platform (see Note 6 to Consolidated Financial Statements).

Clients

      During the year ended December 31, 2001, TENERA provided services to approximately 60 clients involving over 70 contracts. During the year ended December 31, 2000, TENERA provided services to over 40 clients involving over 50 contracts. Over 60% of TENERA's clients during the year ended December 31, 2001, had previously used its services. Less than 1% of all revenues were from clients outside of the United States.

      Professional and Technical Services Segment. During the year ended December 31, 2001, one Professional and Technical Services Segment client, Kaiser-Hill Company, LLC ("Kaiser-Hill"), prime contractor of the Rocky Flats Contract, accounted for 71% of the Company's total revenue. During the year ended December 31, 2000, Kaiser-Hill accounted for 70% of the Company's total revenue. The Company has maintained a working relationship with Kaiser-Hill for six years, during which time various contracts have been completed and replaced with new or follow-on contracts. The existing contract, awarded in the fourth quarter of 2000, is for a lower value than the Company's prior contract, reflecting Kaiser-Hill's decision to discontinue use of lower-tier subcontractor teams at the Site. There can be no assurance that this relationship will be maintained beyond the existing contract, and the loss of this client would have a material adverse effect on the Company (see "Risk Factors").

      e-Learning Segment. The Company provided services to fifteen e-Learning Segment clients during 2001 versus ten clients during 2000. At December 31, 2001, ten e-Learning Segment clients had contracted access for over 200,000 learners in the Company's Web-based Training System for use within the next twelve months.


Operations

      TENERA generally receives payments on amounts billed 30 to 90 days after billing, except for retention under contracts. TENERA has historically experienced a low percentage of losses due to poor credit risks since the majority of TENERA's clients are utility companies, DOE, or DOE prime contractors,.

      Professional and Technical Services Segment. The Company primarily contracts for its services in one of three ways: time and materials ("T & M"), time and materials plus incentive fee ("TMIF"), or fixed price. T & M and TMIF contracts, which cover the majority of TENERA's revenues, are generally billed monthly by applying a multiplier factor to specific labor costs or by use of a fixed hourly labor rate charged to each project. T & M and TMIF contracts are generally structured to include "not-to-exceed" ceilings; however, if after initial review or after work has started, it is noted that additional work is required, the contract normally can be renegotiated to include such additional work and to increase the contract ceiling accordingly. Fixed-price contracts are generally applicable where TENERA has been requested to deliver services and/or products previously developed by it or deliverable to multiple customers. At December 31, 2001, of the total outstanding contracts, less than 10% were fixed-price.

      e-Learning Segment. The typical medium and large business contract for GoTrain products has annual renewal options and is volume priced based on the individual learner annual subscriptions. Custom training course development is provided to clients on a non-refundable fixed-price contract basis, with entitlement to unlimited client use of the product. However, a per-use fee (learner seat) is charged in custom training course contracts for use of the Training System. For small businesses and individual learners, the buying process typically involves use of credit cards or pre-established task orders.


Backlog

      As of December 31, 2001, TENERA had contracted a backlog of approximately $13.9 million, all of which is cancelable by the clients. The Professional and Technical Services and e-Learning segments account for $10.2 million and $3.7 million, respectively, of the backlog. Contracted backlog represents the aggregate of the remaining value of those active contracts entered into by TENERA for services that are limited by a contractual amount and does not include any estimates of open-ended services contracts or unfunded backlog that may result from additions to existing contracts.

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


Product Development

      Professional and Technical Services Segment. TENERA's policy is to undertake development projects of software, systems, and databases only if they can be expected to lead directly to proprietary products that may be generally marketable. A portion of TENERA's product development effort may be funded through customer-sponsored projects, although the rights to the systems and databases generally remain with TENERA. Because TENERA's development activities involve the integration of customer-funded, cost sharing, and TENERA-funded projects, it is not possible to segregate, on a historical basis, all of the specific costs allocable as development costs. Over the past three years, costs associated with TENERA funded projects were immaterial.

      e-Learning Segment. In 2001, TENERA spent approximately $800,000 in acquiring and developing products related to its e-Learning business. In 2000 and 1999, the Company spent approximately $700,000 and $100,000, respectively, on development for similar activities. These development efforts were responsible for the Company's successful launch, operation and access to its Web-based Training System and accompanying training course library.

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


Personnel

      At December 31, 2001, the Company employed a total of 144 consultants, engineers, scientists and software developers, and a supporting administrative staff of 18 employees. Many employees hold advanced degrees. TENERA also retains the services of numerous independent contractors in order to fulfill specific needs for particular projects. None of TENERA's employees are represented by a labor union.


Item 2.  Properties

      The Company's headquarters are located in San Francisco, California, and consist of approximately 5,400 square feet of leased office space, expiring in December 2005. TENERA also leases approximately 12,800 square feet in Knoxville, Tennessee, expiring in January 2004, 6,500 square feet in Louisville, Colorado on a month-to-month basis, and approximately 5,300 square feet in San Luis Obispo, California, with 26% of the space expiring in December 2002 and 74% expiring in December 2004.


Item 3.  Legal Proceedings

      None.


Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Shares of the Company's Common Stock are listed for trading on AMEX under the symbol TNR. The first trading day on AMEX was June 30, 1995, at which time 10,417,345 shares were outstanding. There were approximately 500 shareholders of record as of March 1, 2002.


----------------------------------------------------------------------------------------------------------------
                                     2001                          2000                          1999
                           -------------------------     -------------------------     -------------------------
                                Price Range of                Price Range of                Price Range of
                             TENERA, Inc. Shares           TENERA, Inc. Shares           TENERA, Inc. Shares
                           -------------------------     -------------------------     -------------------------
                             High            Low           High            Low           High            Low
----------------------------------------------------------------------------------------------------------------

First Quarter ......          $0.875         $0.250         $2.250         $0.8125        $2.000         $1.0625
Second Quarter .....           0.490          0.355          1.625          0.875          1.625          1.000
Third Quarter ......           0.590          0.300          1.250          0.750          1.500          1.000
Fourth Quarter .....           0.440          0.210          0.875          0.500          1.125          0.750
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

                                  TENERA, INC.
                              FINANCIAL HIGHLIGHTS



  (In thousands, except per share and statistical amounts)

----------------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31,
                                                       ---------------------------------------------------------
                                                         2001        2000         1999        1998        1997
----------------------------------------------------------------------------------------------------------------

OPERATIONS DATA
Revenue .........................................      $20,065     $32,443      $37,922     $27,445     $21,121
Operating (Loss) Income..........................       (3,100)        (19)       2,336       1,874      (2,139)
Net (Loss) Earnings..............................       (2,030)        100        1,342       1,674      (1,890)
(Loss) Earnings per Share-- Basic ...............        (0.20)       0.01         0.13        0.17       (0.19)
(Loss) Earnings per Share-- Diluted .............        (0.20)       0.01         0.13        0.16       (0.19)
Weighted Average Shares-- Basic..................        9,984       9,960       10,050      10,124      10,123
Weighted Average Shares-- Diluted................        9,984      10,195       10,409      10,450      10,123
CASH FLOW DATA
Net Cash (Used) Provided by Operating Activities       $(1,052)    $  (164)     $   631     $   906     $(2,681)

Net (Decrease) Increase  in Cash and Cash
Equivalents .....................................       (1,201)     (1,006)         132       1,069      (1,672)
FINANCIAL POSITION AT DECEMBER 31
Cash and Cash Equivalents .......................        1,286       2,487        3,493       3,361       2,292
Working Capital .................................        2,087       4,443        5,467       4,474       2,831
Total Assets ....................................        6,978      10,074       10,710       9,206       6,052
Total Liabilities ...............................        3,113       4,181        4,950       4,538       3,065
Stockholders' Equity.............................        3,865       5,893        5,760       4,668       2,987
OTHER INFORMATION
Number of Employees .............................          162         192          187         196         187
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

Critical Accounting Policies

      The Company considers certain accounting policies related to revenue recognition, allowance for doubtful accounts, and cost capitalization and impairment to be critical policies due to the estimation processes involved in each.

      Revenue Recognition. A significant portion of the Company's e-Learning Segment revenue relates to sales of custom training courses, set-up fees, and subscription licensing arrangements. Revenue is recognized ratably over the term of the contract and begins when delivery of product occurs. In some cases, the term of the contract is not a fixed time period and management must estimate the expected revenue recognition period based upon cancellation provisions in the contract, as well as experience with similar contracts. Changes in these factors could have a significant effect on e-Learning revenue recognition. Additionally, a portion of the Professional and Technical Services Segment revenue is derived from fixed-price contracts. Revenue for these contracts is recognized using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Recognized revenues are subject to revisions as the contract progresses to completion. Revisions in revenue estimates are made in the period in which the facts that give rise to the revision become known.

      Allowance for Doubtful Accounts. The Company is required to estimate the collectibility of its trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the credit-worthiness of each client. If the financial condition of the Company's clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Cost Capitalization and Impairment. The Company has significant assets related to the capitalization of costs of internal-use e-Learning operating system software and costs related to the development of e-Learning training courses. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

                                  TENERA, INC.
                              RESULTS OF OPERATIONS


-----------------------------------------------------------------------------------------------------------------
                                                                                   Percent of Revenue
                                                                        -----------------------------------------
                                                                                Year Ended December 31,
                                                                        -----------------------------------------
                                                                         2001           2000          1999
-----------------------------------------------------------------------------------------------------------------


Revenue .............................................................    100.0%        100.0%        100.0%

Direct Costs ........................................................     78.2          78.5          77.4

General and Administrative Expenses .................................     37.3          21.6          16.4

Other Income ........................................................      --            *             *
                                                                        --------      ---------     ----------

   Operating (Loss) Income...........................................    (15.5)         (0.1)          6.2

Interest Income, net ................................................      0.1           0.6           0.3
                                                                        --------      ---------     ----------
Net (Loss) Earnings Before Income Tax (Benefit) Expense .............    (15.4%)         0.5%          6.5%
                                                                        ========      =========     ==========

-----------------------------------------------------------------------------------------------------------------

  * Less than 0.05%

Year Ended December 31, 2001 versus Year Ended December 31, 2000

      Net losses before income tax benefit for the year ended December 31, 2001 were $3,100,000, compared to net earnings before tax expense of $163,000 for the same period in 2000. The decrease in earnings primarily results from lower Professional and Technical Services Segment revenue, coupled with higher sales and marketing expenses in the e-Learning Segment.

      Professional and Technical Services Segment revenue for the period ended December 31, 2001 decreased 41% ($13.0 million) from 2000, primarily due to a lower allocation at the Rocky Flats Site of work to lower-tier subcontractor teams, including the Company under its new contract effective October 1, 2000, as previously reported, and closure of the Company's commercial strategic consulting business area. For the year 2001, the concentration of revenue from government projects decreased to 73% of total Company revenue, from 85% in 2000.

      Revenue in the e-Learning Segment increased by 156% ($671,000) for the period ended December 31, 2001, as compared to 2000, mainly due to a greater number of new contracts.

      Direct costs were lower in 2001, compared to a year ago, primarily as a result of decreased revenue generation. Gross margin was 22% in 2001, the same as in 2000.

      General and administrative costs were 8% higher for the year ended December 31, 2001, compared to a year ago, primarily as a result of increased business development costs in the e-Learning Segment and costs associated with pursuit of a DOE contract at Grand Junction, Colorado for Professional and Technical Services. In March 2002, the DOE announced the award of the Grand Junction contract to another team of companies.

      The lower net interest income in 2001, as compared to a year ago, is primarily due to lower average cash balances and lower interest rates, together with the impact of a receivables assignment in the third quarter of 2001. As reported previously, an electric utility client in the Company's Professional and Technical Services Segment initiated bankruptcy proceedings in early April 2001. The Company assigned all of its pre-petition receivables to a third party in August 2001 in return for 75% of the amounts owed. For the third quarter of 2001, the Company reported the 25% finance charge discount as interest expense.


Year Ended December 31, 2000 versus Year Ended December 31, 1999

      Net earnings before income tax expense for the year ended December 31, 2000 were $163,000, compared to $2,455,000 for the same period in 1999. The decrease in earnings primarily resulted from lower Professional and Technical

Services Segment revenue, coupled with higher sales and marketing expenses in the e-Learning Segment.

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

      Direct costs were lower in 2000, compared to the year before, primarily as a result of decreased revenue generation. Gross margin decreased to 22% in 2000 from 23% in 1999, mainly due to an increase in the proportion of revenue derived from lower margin government business.

      General and administrative costs were 12% higher in 2000, compared to 1999, primarily reflecting increased costs associated with the infrastructure and business development of the e-Learning Segment, and the purchase of the Internet-based development and support business of SoBran, Inc. (see Note 1 to Consolidated Financial Statements). General and administrative expenses, as a percentage of revenue, increased to 22% in 2000 from 16% in 1999.

       Net interest income in 2000 and 1999 related to earnings from the investment of cash balances in short-term, high quality, money market accounts and corporate debt instruments. The higher net interest income in 2000, as compared to a year ago, primarily reflects larger average cash balances and higher interest rates. The Company had no borrowings under its line of credit during 2000 and 1999.


Liquidity and Capital Resources

      Cash and cash equivalents decreased by $1,201,000 during 2001. The decrease was primarily due to cash used by operations ($1,052,000) and acquisition of property and equipment ($151,000).

      Trade receivables, net of sales allowance, decreased by $2,641,000 from December 31, 2000, primarily due to a decrease in the rate of revenue generation in 2001. The allowance for sales adjustments decreased by $417,000 from December 31, 2000, related to the closure and settlement of old government contracts.

      Income tax receivable increased by $723,000 during 2001 related to the carryback of 2001 tax losses to 1999. In early February 2002, the Company filed its 2001 federal tax return and application for refund of $884,000 of 1999 taxes paid. The tax refund was received in March 2002.

      Other current assets decreased $169,000 from December 31, 2000, reflecting a reduced amount of custom development of e-Learning courses for clients in 2001. Other assets increased by $793,000 in 2001, primarily relating to increased development of library training courses and operating system enhancements in the e-Learning Segment (see Note 2 to Consolidated Financial Statements).

      Accounts payable decreased by $1,117,000 since the end of 2000 primarily resulting from lower direct costs supporting decreased revenues. Accrued compensation and related expenses decreased by $81,000 during the period, primarily reflecting fewer employees than at the end of the prior year.

      No cash dividend was declared in 2001.

      The impact of inflation on project revenue and costs of the Company was minimal.

      In May 2001, the Company's $3,000,000 revolving loan facility expired and was not renewed. To meet and deal with the aggregate liquidity issues of the Company as a whole, the Company implemented a plan in August 2001 to reduce its cash requirements in all business segments through a salary reduction program and furloughing non-essential personnel. The Company also postponed certain planned non-essential infrastructure and marketing costs in its e-Learning segment.

      At December 31, 2001, the Company has operating lease commitments through 2005 totaling $2,465,000, principally for real property (see Note 5 to Consolidated Financial Statements). Additionally, the Company has other long-term obligations through 2006, totaling $1,302,000, related to an agreement with SmartForce to co-develop and distribute ES&H and regulatory content via the SmartForce internet platform (see Note 6 to Consolidated Financial Statements). The table below schedules these contractual obligations:



----------------------------------------------------------------------------------------------------------------
              Contractual Obligations                                   Payments Due By Period
                                                       ---------------------------------------------------------
                  (In thousands)                         Total     Less Than     1 - 3       4 - 5       After 5
                                                                    1 Year       Years       Years        Years
----------------------------------------------------------------------------------------------------------------
Capital Lease Obligations .......................      $ 2,465     $   902      $ 1,181     $   382     $    --

Other Long-Term Obligations......................        1,302         274          548         480          --
                                                       --------    --------     --------    --------    --------
Total Contractual Cash Obligations ..............      $ 3,767     $ 1,176      $ 1,729     $   862     $    --

----------------------------------------------------------------------------------------------------------------


       In March 2002, the Company's GoTrain subsidiary sold subordinated convertible debentures to private investors for a total principal amount of $1,500,000. Each debenture bears simple interest at the rate of 8% per annum, with cumulative interest payable only if the debenture is not converted into preferred stock of GoTrain, pursuant to the debenture terms. The maturity date of each debenture is July 31, 2003. The larger debenture, in the amount of $1,000,000, can be converted at any time by the holder into convertible preferred stock of GoTrain. The other debenture, in the amount of $500,000 can be repaid or converted into preferred stock at any time by GoTrain. Otherwise, the debentures will automatically convert into preferred stock at the earlier of the maturity date, or upon an underwritten public offering of GoTrain common stock. At maximum conversion, the holders would own approximately 33% of GoTrain (see Note 9 to Consolidated Financial Statements).

        Management believes that cash expected to be generated by operations of the Company's Professional and Technical Services Segment, coupled with the tax refund in March 2002, should be sufficient to enable the Company to support its Professional and Technical Services Segment operations as currently structured through the end of 2002. The funds generated by the issuance of the GoTrain convertible debentures can only be used for GoTrain operations pursuant to the terms of the debentures. Management believes this private placement financing will provide necessary support for GoTrain's business development activities based upon its simultaneous conversion to a self-sufficient mode of operation. The Company is currently seeking bank lines of credit for each of its segment operations to provide additional working capital support of their respective business activities. There can be no assurance that such sources of capital will be available in sufficient amounts or on terms favorable to the Company, or at all (see "Risk Factors").


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

      Uncertainty of Access to Capital. Management currently believes that cash expected to be generated from operations and the Company's working capital will not be adequate to support the cash requirements of a desired significant expansion of its e-Learning Segment. The Company is seeking new lines of credit and additional equity financing of its e-Learning business. There can be no guarantee that such sources will be available in sufficient amounts or on terms favorable to TENERA, or at all.

      Reliance on Major Customers; Concentration of Revenue from the Government Sector. During 2001 and 2000, one customer, Kaiser-Hill, accounted for 71% and 70%, respectively, of the Company's total revenues. Additionally, for 2001 and 2000, the concentration of the Company's total revenue from the government sector was 73% and 85%, respectively. This level of concentration of revenues from the lower margin government sector is expected to continue and possibly increase in the future. However, the new contract awarded to the Company by Kaiser-Hill in the fourth quarter of 2000 was a lower value and margin than the Company's prior contract, reflecting Kaiser-Hill's decision to discontinue use of lower-tier subcontract teams at the Site. Further, all outstanding customer contracts are cancelable upon notice by either party, and therefore, there can be no assurance that relationships with customers will be maintained at existing levels, or at all. The discontinuation or material reduction of business relations with any of these customers would have a material adverse impact on TENERA's business (see Item 1, "Business -- Clients").

      History of Losses; Uncertainty of Future Profitability; Market for Shares. The Company recorded a net (loss) of $(2.2 million) in 2001. And although the Company had net earnings of $0.8 million in 1992, $1.7 million in 1998, $1.3 million in 1999, and $0.1 million in 2000, net (losses) over the period 1991 through 1997 were $(6.4 million) in 1991, $(0.3 million) in 1993, $(1.2 million) in 1994, $(0.9 million) in 1995, $(1.1 million) in 1996, and $(1.9 million) in
1997. There can be no assurance of the level of earnings, if any, that the Company will be able to derive in the future, or the effect such losses will have on the Company's ability to meet exchange listing requirements, and the associated creation of a public market for its shares.

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

      Reliance on Key Personnel. Due to the nature of the consulting and professional services business, the Company's success depends, to a significant extent, upon the continued services of its officers and key technical personnel and the ability to recruit additional qualified personnel. The Company has experienced a historically high rate of turnover as revenue and earnings have declined. Further loss of such officers and technical personnel, and the inability to recruit sufficient additional qualified personnel, could have a material adverse effect on the Company.

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

      Government Contracts Audits. The Company's United States government contracts are subject in all cases to audit by governmental authorities. In 1994, an audit was concluded, which began in 1991, of certain of its government contracts with the DOE relating to the allowability of certain employee compensation costs. The Company made a special charge to earnings in 1991 for a $2.4 million provision for the potential rate adjustments then disputed by the Company and the government. As a result of resolving certain issues in the dispute, the Company recognized increases to earnings of $500,000 in 1994, $250,000 in 1996, $150,000 in 2000, and $150,000 in 2001. Remaining cash payments to clients associated with the settlement are estimated to be approximately $300,000, which were accrued for in a prior year, and are expected to be made as government contracts with individual clients are closed out. There can be no assurance that no additional charges to earnings of the Company may result from future audits of the Company's government contracts.

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

Item 8.  Financial Statements and Supplementary Data

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



  (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      2001            2000             1999
----------------------------------------------------------------------------------------------------------------
Revenue ....................................................      $   20,065       $   32,443       $   37,922
Direct Costs ...............................................          15,697           25,465           29,351
General and Administrative Expenses ........................           7,487            7,001            6,236
Other Income ...............................................              --                4                1
                                                                  -------------    ------------     ------------
   Operating (Loss) Income..................................          (3,119)             (19)           2,336
Interest Income, net .......................................              19              182              119
                                                                  -------------    ------------     ------------
   Net (Loss) Earnings Before Income Tax Expense ...........          (3,100)             163            2,455

Income Tax (Benefit) Expense ...............................          (1,070)              63            1,113
                                                                  -------------    ------------     ------------
Net (Loss) Earnings ........................................      $   (2,030)      $      100       $    1,342
                                                                  =============    ============     ============
Net (Loss) Earnings per Share-- Basic ......................      $    (0.20)      $     0.01       $     0.13
                                                                  =============    ============     ============
Net (Loss) Earnings per Share-- Diluted ....................      $    (0.20)      $     0.01       $     0.13
                                                                  =============    ============     ============
Weighted Average Number of Shares Outstanding-- Basic.......           9,984            9,960           10,050
                                                                  =============    ============     ============
Weighted Average Number of Shares Outstanding-- Diluted.....           9,984           10,195           10,409
                                                                  =============    ============     ============

----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                           CONSOLIDATED BALANCE SHEETS



  (In thousands, except share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                                           December 31,
                                                                                   -----------------------------
                                                                                      2001             2000
----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and cash equivalents ...............................................       $    1,286       $    2,487
   Trade receivables, less allowances of $547 (2000 - $964)
     Billed ................................................................            1,533            3,290
     Unbilled ..............................................................            1,259            2,143
   Income tax receivable....................................................              884              161
   Other current assets ....................................................              238              543
                                                                                   ------------     ------------
       Total Current Assets ................................................            5,200            8,624
Property and Equipment, Net ................................................              546              759
Other Assets ...............................................................            1,232              691
                                                                                   ------------     ------------
         Total Assets ......................................................       $    6,978       $   10,074
                                                                                   ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable.........................................................       $    1,136       $    2,253
   Accrued compensation and related expenses ...............................            1,751            1,832
   Deferred revenue ........................................................              226               96
                                                                                   ------------     ------------
       Total Current Liabilities ...........................................            3,113            4,181
Stockholders' Equity
   Common Stock, $0.01 par value, 25,000,000 authorized, 10,417,345 issued .              104              104
   Paid in capital, in excess of par .......................................            5,677            5,675
   Retained earnings (Accumulated deficit) .................................           (1,423)             607
   Treasury stock-- 433,086 shares (2000 - 433,086 shares) .................             (493)            (493)
                                                                                   ------------     ------------
       Total Stockholders' Equity ..........................................            3,865            5,893
                                                                                   ------------     ------------
         Total Liabilities and Stockholders' Equity ........................       $    6,978       $   10,074
                                                                                   ============     ============

----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

  (In thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                                Paid-In          Retained
                               Common        Stock             Capital in        Earnings
                             -----------------------------       Excess        (Accumulated       Treasury
                               Shares        Amount              of Par          Deficit)          Stock           Total
-----------------------------------------------------------------------------------------------------------------------------
December 31, 1998 ......         10,129          104             5,699             (835)            (300)          4,668
Repurchase of Stock ....          (195)           --                --               --             (250)           (250)
Net Earnings ...........             --           --                --            1,342               --           1,342
                            ------------   --------------   ----------------  ---------------  -------------- ---------------
December 31, 1999 ......          9,934          104             5,699              507             (550)          5,760
Exercise of Stock Options            50           --               (24)              --               57              33
Net Earnings ...........             --           --                --              100               --             100
                            ------------   --------------   ----------------  ---------------  -------------- ---------------
December 31, 2000 ......          9,984          104             5,675              607             (493)          5,893
Capital Contribution ...             --           --                 2               --               --               2
Net (Loss) Earnings ....             --           --                --           (2,030)              --          (2,030)
                            ------------   --------------   ----------------  ---------------  -------------- ---------------
December 31, 2001 ......          9,984     $    104         $   5,677         $ (1,423)        $   (493)      $   3,865
                            ============   ==============   ================  ===============  ============== ===============

  See accompanying notes.

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



  (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      2001            2000             1999
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) earnings .....................................      $   (2,030)      $      100       $    1,342
   Adjustments to reconcile net earnings to cash provided by
   operating activities:
     Depreciation and amortization .........................             752              392              151
     Gain on sale of assets ................................              --               (4)              (1)
     Changes in assets and liabilities:
       Trade receivables, net of allowance..................           2,641            1,122           (1,129)
       Income tax receivable ...............................            (723)             (11)              --
       Other current assets ................................             169             (396)            (144)
       Other assets ........................................            (793)            (598)              --
       Accounts payable ....................................          (1,117)            (857)             596
       Accrued compensation and related expenses ...........             (81)              (6)             (86)
       Deferred revenue ....................................             130               94                2
       Income taxes payable ................................              --               --             (100)
                                                                  -------------    ------------     ------------
         Net Cash  (Used) Provided by Operating Activities .          (1,052)            (164)             631
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment ...................            (151)            (756)            (250)
   Acquisition of application development software .........              --             (125)              --
   Proceeds from sale of assets ............................              --                6                1
                                                                  -------------    ------------     ------------
         Net Cash Used by Investing Activities .............            (151)            (875)            (249)
CASH FLOWS FROM FINANCING ACTIVITIES
   Repurchase of equity ....................................              --               --             (250)
   Issuance of equity in subsidiary ........................               2               --               --
   Issuance of common stock from Treasury ..................              --               33               --
                                                                  -------------    ------------     ------------
         Net Cash Provided (Used) by Financing Activities ..               2               33             (250)
                                                                  -------------    ------------     ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .......          (1,201)          (1,006)             132

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .............           2,487            3,493            3,361
                                                                  -------------    ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...................      $    1,286       $    2,487       $    3,493
                                                                  =============    ============     ============

----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


Note 1. Organization

      TENERA, Inc. (including its subsidiaries, "TENERA", or the "Company") provides a broad range of professional and technical services, and web-based e-Learning solutions. The Company's professional and technical services are designed to solve complex management, engineering, environmental, health and safety challenges associated with the management of federal government properties, energy assets, and petrochemical and manufacturing concerns. TENERA's web-based e-Learning products and services, provided through the Company's GoTrain Corp. subsidiary (`GoTrain"), are designed to provide a suite of on-line, interactive, compliance and regulatory-driven training applications for use by clients' employees.

      The Company is principally organized into two operating segments:
Professional and Technical Services and e-Learning (see Note 7 to Consolidated Financial Statements).

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced a consolidated profit of $100,000 in 2000 and a consolidated net loss of approximately $2 million in 2001, with cash balances declining to approximately $1.3 million at December 31, 2001 from $2.5 million at December 31, 2000. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

      The principal factor for the Company's consolidated profit-and-loss performance in recent years and its reduced cash position has been the dedication of resources to the Company's e-learning subsidiary, GoTrain Corp., and the resultant losses from the start-up phase of this new business segment.

      In 2001, management explored financing alternatives that could address the reduction of the Company's working capital resulting from this internal investment strategy. Additionally, in 2001, the Company took steps to reduce its cash requirements through a salary reduction program and furloughing personnel. These actions allowed the Company to maintain a higher working capital position at the end of 2001 than would have otherwise been the case. Further, in March 2002, GoTrain Corp. issued convertible debentures in the amount of $1,500,000 to an investment fund to permit it to continue to develop its business without requiring further significant financial resources from the Company, which previously had been the sole source of GoTrain's funding.

      Subsequent to the close of 2001, GoTrain Corp. is positioning itself to be able to generate sufficient cash flow to fund working capital to the end of 2002 primarily through continuing cost reduction plans, use of the newly invested private venture funding, and expansion of its business. In March 2002, the Company received approximately $900,000 of federal income tax refunds for taxes paid in prior years. Management believes that these resources will be adequate to fund its operating and capital requirements through the end of 2002. For additional liquidity, the Company is currently pursuing individual secured lines of credit for each of its business segments to support the short-term funding requirements associated with meeting working capital needs. However, there can be no assurance that such sources of capital will be available in sufficient amounts or on terms favorable to the Company, or at all.


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

      Cash and Cash Equivalents. Cash and cash equivalents at December 31, 2001 consist of deposited cash and money market accounts at a banking institution. At the end of the previous year, the Company's cash and cash equivalents included money market accounts and commercial paper issued by companies with strong credit ratings. Cash equivalents are carried at cost, which approximates fair value. The Company includes in cash and cash equivalents, all short-term, highly liquid investments, which mature within three months of acquisition.

      Concentrations of Credit Risk and Credit Risk Evaluations. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist principally of money market accounts. Cash and cash equivalents are held with a domestic financial institution with high credit standing. The Company has not experienced any significant losses on its cash and cash equivalents. The Company conducts business with companies in various industries primarily in the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit issues, and such losses to date have been within management's expectations. At December 31, 2001, three clients accounted for 42%, 12%, and 10% of the Company's trade receivables. At December 31, 2000, one client accounted for 75% of trade receivables. All the above concentrations relate to Professional and Technical Services Segment clients.

      Property and Equipment. Property and equipment are stated at cost ($3,360,000 and $3,265,000 at December 31, 2001 and 2000, respectively), net of accumulated depreciation ($2,814,000 and $2,506,000 at December 31, 2001 and 2000, respectively). Depreciation is calculated using the straight-line method over the estimated useful lives, which range from three to five years.

      Other Assets. Included in this asset category are the costs of internal-use e-Learning operating system software, both acquired and developed by the Company, and certain costs related to the development of the Company's e-Learning training courses used in its application service provider business. These costs have been capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Under the Company's business model, the Company grants a limited license to its clients to access the Company's training system via the internet. The proprietary software resides on the Company's computers and clients have no other rights to the software. All training and maintenance costs are expensed as incurred. The Company capitalized $793,000 of acquired and developed software costs during 2001, compared to $723,000 (included $125,000 of acquired software) in 2000. The estimated useful life of costs capitalized is three years. In 2001 and 2000, the amortization of capitalized costs on the Company's books totaled $252,000 and $88,000, respectively.

      In the future, the Company expects to continue to capitalize costs relating to new course development, as well as costs associated with material enhancements and functionality of the existing software, as dictated by the marketplace. This is a new business model and segment for the Company and to date, management believes there have been no indicators of impairment for these assets.

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

      During 2001 and 2000, one client accounted for 71% and 70%, respectively, of total revenue. In 1999, three clients accounted for 32%, 26%, and 17% of the Company's total revenue. All the above concentrations relate to Professional and Technical Services Segment clients.

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

      The following table sets forth the computation of basic and diluted earnings per share as required by Financial Accounting Standards Board Statement No. 128:

  (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      2001            2000             1999
----------------------------------------------------------------------------------------------------------------
Numerator:
   Net (loss) earnings .....................................      $   (2,030)      $      100       $    1,342
Denominator:
  Denominator for basic earnings per share--
  weighted-average shares outstanding.......................           9,984            9,960           10,050
  Effect of dilutive securities:
     Employee & Director stock options (Treasury stock
     method) ...............................................              --              235              359
  Denominator for diluted earnings per share--
  weighted-average common and common equivalent shares .....           9,984           10,195           10,409
                                                                  =============    ============     ============
Basic (loss) earnings per share  ...........................      $    (0.20)      $     0.01       $     0.13
                                                                  =============    ============     ============
Diluted (loss) earnings per share  .........................      $    (0.20)      $     0.01       $     0.13
                                                                  =============    ============     ============

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

      Recent Accounting Pronouncements. In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which supersedes FAS No. 121, and Accounting Principles Board No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a

Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". FAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FAS 144 requires that long-lived assets that are disposed of by sale be measured at the lower of book value or fair value less cost to sell. The statement also significantly changes the criteria required to classify an asset as held-for-sale. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to adopt FAS 144 for its fiscal year beginning January 1, 2002. The Company does not anticipate that the adoption of FAS 144 will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

       Reclassifications. Certain reclassifications of prior year amounts have been made to conform with current presentation.


Note 3. Employee Benefit Plans

      401(k) Savings Plan. The 401(k) Savings Plan is administered through a trust that covers substantially all employees. During 2001, employees could contribute amounts to the plan up to 15% of salary. The Company matches employee contributions equal to 50% of the first 4% of salary deferred. The Company, at its discretion, may also contribute funds to the plan for the benefit of employees. In 2001, 2000, and 1999, charges to earnings for the 401(k) Savings Plan were $117,000, $143,000, and $164,000, respectively. During 2001, 2000, and
1999, the Company contributed no discretionary amounts to the plan.

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

      Under the provisions of the Company's 1992 Option Plan, 1,500,000 shares are reserved for issuance upon the exercise of options granted to key employees and consultants. In 2001, options were granted for 260,000 shares at an exercise price of $0.48, the then fair market value, expiring August 13, 2007. During 2000, options were granted for 30,000 shares at an exercise price of $1.2625, the then fair market value, expiring on April 18, 2006. In 1999, options were granted for 285,000 shares at an exercise price of $1.3625, the then fair market value, expiring on March 9, 2005. During 2001, options for 38,000 shares were forfeited (70,000 and 94,000 in 2000 and 1999, respectively). No options were exercised in 2001 (15,000 in 2000 and none in 1999). As of December 31, 2001, options for 1,439,500 shares were outstanding and options for 1,302,000 shares were exercisable.

      Under the provisions of the 1993 Outside Directors Compensation and Option Plan, which was approved by the Board of Directors, effective March 1, 1994, as amended in 1998, 500,000 shares are reserved for issuance upon the exercise of options granted to non-employee directors. In 2001, options were granted for 50,000 shares at an exercise price of $0.57, the then fair market value, expiring on March 1, 2011. During 2000, options were granted for 46,000 shares at an exercise price of $2.125, the then fair market value, expiring on March 1, 2010. In 1999, options were granted for 62,500 shares at an exercise price of $1.375, the then fair market value, expiring on March 1, 2009. During 2001 and 2000, no options were forfeited (12,500 share options were canceled in 1999). No options were exercised in 2001 and 1999 (35,500 share options were exercised in 2000). As of December 31, 2001, options for 314,500 shares were outstanding and 264,500 were exercisable.

      The combined stock option activity of the Company's two option plans is summarized below:

  (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                          Year Ended December 31,
                           -------------------------------------------------------------------------------------
                                     2001                          2000                          1999
                           -------------------------     -------------------------     -------------------------
                                          Weighted-                     Weighted-                     Weighted-
                                           Average                       Average                       Average
                                          Exercise                      Exercise                      Exercise
                            Options        Price          Options        Price          Options        Price
----------------------------------------------------------------------------------------------------------------
Outstanding--
Beginning of Year ..           1,482      $    1.06          1,526      $    1.00          1,285      $    0.91

Granted ............             310           0.49             76           1.78            347           1.36
Exercised ..........              --             --            (50)           .67             --             --
Forfeited ..........             (38)          1.26            (70)           .87           (106)          1.05
                           ----------     ----------     ----------     ----------     ----------     ----------
Outstanding--
End of Year ........           1,754      $    0.95          1,482      $    1.06          1,526      $    1.00
                           ==========     ==========     ==========     ==========     ==========     ==========
Exercisable at
End of Year ........           1,567      $    1.01          1,319      $    1.02          1,125      $    0.99

----------------------------------------------------------------------------------------------------------------

      Exercise prices for options outstanding as of December 31, 2001, ranged from $0.5625 to $2.125. The weighted-average remaining contractual life of those options is 3.3 years.

      Proforma Disclosures of the Effect of Stock-Based Compensation. Pro forma information regarding net earnings (loss) and earnings (loss) per share is required by FAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000, and 1999: risk-free interest rates of 5.5% and 5.0% for March and August 2001 grants,respectively, 6.25% for the March and April 2000 grants, and 5.3% for the March 1999 grants; dividend yield of 0% for all years; volatility factors of the expected market price of the Company's common stock of 0.695, 0.65, and 0.56 for the years 2001, 2000, and 1999, respectively; and a weighted-average expected life of the option of five years for all employee grants and seven years for director grants.

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

      Pro forma information regarding the Company's net earnings (loss) and earnings per share follows:

  (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      2001            2000             1999
----------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings -- As Reported .........................      $  (2,030)       $      100       $    1,342
Pro Forma Net (Loss) Earnings--FAS 123 .....................         (2,119)               (2)           1,278

Net (Loss) Earnings per Share-- As Reported Basic ..........      $   (0.20)       $     0.01       $     0.13
                                                                  =============    ============     ============
Net (Loss) Earnings per Share-- As Reported Diluted ........      $   (0.20)       $     0.01       $     0.13
                                                                  =============    ============     ============
Pro Forma Net (Loss) Earnings per Share-- FAS 123 Basic ....      $   (0.21)       $      --        $     0.13
                                                                  =============    ============     ============
Pro Forma Net (Loss) Earnings per Share-- FAS 123 Diluted ..      $   (0.21)       $      --        $     0.12
                                                                  =============    ============     ============

----------------------------------------------------------------------------------------------------------------

      The weighted-average grant-date fair value of options granted, which is the value assigned to the options under FAS 123, was $0.32, $1.20, and $0.75 for grants made during years ended December 31, 2001, 2000, and 1999, respectively.


 Note 4. Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows, using the liability method:

----------------------------------------------------------------------------------------------------------------
                                                                                           December 31,
                                                                                   -----------------------------
                                                                                      2001             2000
----------------------------------------------------------------------------------------------------------------
Current Deferred Tax Assets
     Net Operating Loss ....................................................       $      456       $       --
     Accrued Expenses Not Currently Deductible .............................              545              640
     Differences Between Book and Tax Depreciation and Amortization ........              146               74
     Other .................................................................              129               19
                                                                                   ------------     ------------
         Total Current Gross Deferred Tax Assets ...........................            1,276              733
                                                                                   ------------     ------------
     Less:  Valuation Allowance ............................................             (791)            (695)

Current Deferred Tax Liabilities
     Software Development Costs.............................................              485               --
     Other .................................................................               --               38
                                                                                   ------------     ------------
         Net Current Deferred Tax Liabilities ..............................       $       --       $       --
                                                                                   ============     ============

----------------------------------------------------------------------------------------------------------------

      The current tax benefit/provision for the years ended December 31, 2001, 2000, and 1999, are as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                                    ---------------------------------------------
                                                                       2001            2000             1999
-----------------------------------------------------------------------------------------------------------------
Current:
     Federal .....................................................  $  (1083)       $       42       $      927

     State .......................................................        13                21              186
                                                                    -----------     ------------     ------------
     Tax (Benefit) Provision .....................................  $ (1,070)       $       63       $    1,113
                                                                    ===========     ============     ============

-----------------------------------------------------------------------------------------------------------------

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $96,000 for the year ended December 31, 2001 and decreased by $32,000 during the year ended December 31, 2000 for those deferred tax assets that may not be realized. Utilization of the Company's net operating loss may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such limitations could result in the expiration of the net operating loss before utilization.

      The benefit/provision for income taxes differed from the amount computed by applying the statutory federal and state income tax rate for the years ended December 31, 2001, 2000, and 1999, as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                                    ---------------------------------------------
                                                                       2001            2000             1999
-----------------------------------------------------------------------------------------------------------------
Federal Statutory Rate ...........................................      34%             34%              34%
State Taxes, Net of Federal Benefit ..............................       0%              8%               5%
Permanent Differences ............................................      (1%)            12%               1%
Increase in Valuation Allowance ..................................      (3%)           (20%)             (2%)
Other ............................................................       5%              5%               7%
                                                                    -----------     ------------     ------------
Income Tax Benefit/Provision .....................................      35%             39%              45%
                                                                    ===========     ============     ============

-----------------------------------------------------------------------------------------------------------------

      The Company paid no income taxes in 2001 and $64,000 in 2000.

Note 5. Commitments and Contingencies

      Leases. The Company occupies facilities under noncancelable operating leases expiring at various dates through 2005. The leases call for proportionate increases due to property taxes and certain other expenses. Rent expense amounted to $710,000 for the year ended December 31, 2001 ($537,000 in 2000 and $349,000 in 1999).

      Minimum rental commitments under operating leases, principally for real property, are as follows (in thousands):

  (Year Ending December 31)

----------------------------------------------------------------------------------------------------------------
2002 .........................................................................................      $      902
2003 .........................................................................................             713
2004 .........................................................................................             468
2005 .........................................................................................             382
2006 and Thereafter ..........................................................................              --
                                                                                                    ------------
Total Minimum Payments Required ..............................................................      $    2,465
                                                                                                    ============
----------------------------------------------------------------------------------------------------------------




      Revolving Loan Agreement. A loan agreement with the Company's bank expired in May 2001 and was not renewed. The Company is currently pursuing a new credit facility with its bank and others. During 2001, 2000, and 1999, the Company paid no interest expense, as there were no borrowings.

Note 6. Long-Term Obligations

      In June 2001, GoTrain entered into a five-year agreement with SmartForce to co-develop and distribute ES&H and regulatory content via the SmartForce internet platform. Under the agreement, GoTrain retains the ownership of its proprietary content and GoTrain shares in the revenue of any GoTrain content sold by SmartForce. As part of the agreement, GoTrain was required to make an initial payment of $50,000 to SmartForce at inception and quarterly payments of $68,500 commencing September 30, 2001 (due sixty day thereafter), for platform license and maintenance, and integration of existing GoTrain content. The Company paid $118,500 to SmartForce under the agreement in 2001.

      Minimum net payments are as follows (in thousands):

  (Year Ending December 31)

----------------------------------------------------------------------------------------------------------------
2002 .........................................................................................      $      274
2003 .........................................................................................             274
2004 .........................................................................................             274
2005 .........................................................................................             274
2006 and Thereafter ..........................................................................             206
                                                                                                    ------------
Total Minimum Payments Required ..............................................................      $    1,302
                                                                                                    ============
----------------------------------------------------------------------------------------------------------------

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


      The measure of profit or loss used for each reportable segment is net earnings (loss) before the effect of income taxes. The accounting policies for the segments are the same as for the Company taken as a whole. Certain corporate expenses are allocated to these operating segments and are included for performance evaluation. Annual employee bonuses, if any, are recorded at the corporate level. Assets are not allocated to operating segments for reporting to the Company's Chief Operating Decision Maker ("CODM") and the Company does not prepare segmental balance sheets. Depreciation and amortization expenses are allocated to the operating segments based on the fixed assets in the underlying subsidiaries comprising the segments. Depreciation and amortization expenses for the e-Learning segment were combined with the Professional and Technical Services Segment in 1999. There are no intersegment revenues on transactions between reportable segments.


      Information about the operating segments for the years 2001, 2000, and 1999, and reconciliation to the Consolidated Statements of Operations, are as follows:

  (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      2001            2000             1999
----------------------------------------------------------------------------------------------------------------
REVENUE
   Professional and Technical Services......................      $   18,964       $   32,013       $   37,212
  e-Learning ...............................................           1,101              430              710
                                                                  -------------    ------------     ------------
     Total .................................................      $   20,065       $   32,443       $   37,922
                                                                  =============    ============     ============
NET (LOSS) EARNINGS BEFORE INCOME TAX
   Professional and Technical Services .....................      $      815       $    2,981       $    3,977
   e-Learning ..............................................          (3,542)          (1,827)            (109)
   Corporate and Other .....................................            (373)            (991)          (1,413)
                                                                  -------------    ------------     ------------
     Total .................................................      $   (3,100)      $      163       $    2,455
                                                                  =============    ============     ============
DEPRECIATION AND AMORTIZATION EXPENSE
   Professional and Technical Services .....................      $       59       $       88       $      108
   e-Learning ..............................................             671              281               NA
   Corporate and Other .....................................              22               19               43
                                                                  -------------    ------------     ------------
     Total .................................................      $      752       $      388       $      151
                                                                  =============    ============     ============

----------------------------------------------------------------------------------------------------------------

      Revenues outside of the United States have been less than 1% of total Company revenues in each of the years ended December 31, 2001, 2000, and 1999, respectively. Therefore, no enterprise-wide geographical data has been provided. The Company provides services and products to clients throughout the United States, and the geographical location of the client is not used for decision-making or performance evaluation.

Note 8. Selected Quarterly Combined Financial Data (Unaudited)

      A summary of the Company's quarterly financial results follows.

  (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                 Quarter Ended                                    Quarter Ended
                  ---------------------------------------------    ---------------------------------------------
                  12/31/01     9/30/01     6/30/01     3/31/01     12/31/00     9/30/00     6/30/00     3/31/00
----------------------------------------------------------------------------------------------------------------
Revenue .....     $ 4,450      $ 4,441     $ 5,301     $ 5,873     $ 6,784      $ 7,673     $ 8,339     $ 9,647
Direct Costs        3,512        3,549       4,112       4,524       5,082        5,987       6,675       7,721
General and
Administrative
Expenses ....       1,512        1,719       2,162       2,094       1,962        1,639       1,619       1,781
Other Income           --           --          --          --          --           --          --           4
                  --------     -------     --------    --------    --------     --------    --------    --------
Operating
(Loss) Income        (574)        (827)       (973)       (745)       (260)          47          45         149
Interest
Income, net .           3          (18)         13          21          45           49          37          51
                  --------     -------     --------    --------    --------     --------    --------    --------
Net (Loss)
Earn  Before
Inc. Tax
(Benefit) Exp        (571)        (845)       (960)       (724)       (215)          96          82         200
Income Tax
(Benefit) Exp        (336)        (245)       (278)       (211)        (88)          38          33          80
                  --------     -------     --------    --------    --------     --------    --------    --------
Net (Loss)
Earn.........     $  (235)     $  (600)    $  (682)    $  (513)    $  (127)     $    58     $    49     $   120
                  ========     =======     ========    ========    ========     ========    ========    ========
Net (Loss)
Earn Per
Share-Basic..     $ (0.02)     $ (0.06)    $ (0.07)    $ (0.05)    $ (0.01)     $  0.01     $  0.01     $  0.01
                  ========     =======     ========    ========    ========     ========    ========    ========
Net (Loss)
Earn Per
Share-Diluted     $ (0.02)     $ (0.06)    $ (0.07)    $ (0.05)    $ (0.01)     $  0.01     $  0.01     $  0.01
                  ========     =======     ========    ========    ========     ========    ========    ========

----------------------------------------------------------------------------------------------------------------

Note 9. Subsequent Event

      Convertible Debt. In March 2002, The Company's GoTrain subsidiary sold subordinated convertible debentures to private investors for a total principal amount of $1,500,000 ("Series 1 Debenture" - $1,000,000; "Series 2 Debenture" - $500,000). Each debenture bears simple interest at the rate of 8% per annum, with cumulative interest payable only if the debenture is not converted into convertible preferred stock of GoTrain, pursuant to the debenture terms. The maturity date of each debenture is July 31, 2003.

      The holders of the Series 1 Debenture have the option at any time to convert some or all of the debenture principal balance into preferred stock of GoTrain. Otherwise, the debenture will be automatically converted into preferred stock upon the earlier of July 31, 2003, or in the event of an underwritten public offering of GoTrain common stock. At full conversion, the holders will own approximately 22% of GoTrain.

      GoTrain has the option at any time to repay some or all of the Series 2 Debenture at face value or convert some or all of the debenture into preferred stock. Otherwise, the debenture will automatically convert into preferred stock under the same terms as the Series 1 Debenture. In the event of full conversion, the holders of the Series 2 Debenture would own approximately 11% of GoTrain.

                         REPORT OF INDEPENDENT AUDITORS







The Board of Directors and Shareholders
TENERA, Inc.





      We have audited the accompanying consolidated balance sheets of TENERA, Inc. at December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TENERA, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

      The accompanying financial statements have been prepared assuming that TENERA, Inc. will continue as a going concern. As more fully described in Note 1, the Company has experienced declining revenues, a consolidated net loss for the year ended December 31, 2001, and a declining cash balance. The Company has incurred a consolidated net loss and declining cash balance primarily as a result of the Company's e-Learning segment. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                                           /s/ ERNST & YOUNG LLP

San Francisco, California
January 25, 2002
Except for Note 9, as to which the date is March 19, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

      The following tables set forth certain information with respect to the directors and executive officers of the Company.

   The directors of the Company are as follows:

     William A. Hasler, 60, has served as a Director of the Company since his election in March 1992 and Chairman of the Board of the Company since July 1998. Mr. Hasler is Co-Chief Executive Officer of Aphton Corporation, a international biotechnology firm. Previously, Mr. Hasler was Dean and Department Chair of the Haas School of Business at the University of California, Berkeley. Prior to his appointment as Dean in 1991, Mr. Hasler was Vice Chairman of Management Consulting for KPMG Peat Marwick from 1986 to 1991. Mr. Hasler is also a director of Solectron Corporation, Aphton Corporation, Walker Interactive Systems, Inc., DiTech Corporation, The Schwab Funds, and DMC Stratex Networks.

     Jeffrey R. Hazarian, 46, has served as a Director of the Company since his election in October 1996, and was named its Executive Vice President in November 1997. He has also served as its Chief Financial Officer and Corporate Secretary since 1992. Previously, Mr. Hazarian held the position of Vice President of Finance from 1992 to 1997.

     Thomas S. Loo, Esq., 58, was elected as a Director of the Company in February 1997. He previously served as a Director of the Company from August 1987 to September 1993. Mr. Loo is a partner of Greenberg Traurig, LLP, general counsel to the Company since November 2001. Previously, Mr. Loo had been a partner, since 1986, of Bryan Cave LLP, which was general counsel to the Company. Mr. Loo has also served as a director of Teknekron Corporation since March 1989.

     Robert C. McKay, 50, has served as a Director of the Company since his election in June 1997, and was appointed its Chief Executive Officer and President in November 1997. Previously, Mr. McKay was Chief Operating Officer of the Company since April 1997. He was elected Senior Vice President of the Company in December 1992.

     Andrea W. O'Riordan, 31, has served as Director of the Company since her election in June 1998. Ms. O'Riordan is Communications Manager of field sales, process and automation, and core technologies training for Oracle Corporation. Prior to her joining Oracle Corporation in 1996, Ms. O'Riordan was Marketing Coordinator, Latin America, for a Reuters Company, from 1993 to 1995.

     George L. Turin, Sc.D., 72, has served as a Director of the Company since his election in March 1995. Previously, Mr. Turin served as a Professor of Electrical Engineering and Computer Science at the University of California at Berkeley from 1960 to 1990. Mr. Turin also served as Vice President, Technology for Teknekron Corporation from 1988 to 1994.

      Officers of the Company hold office at the pleasure of the Board of Directors. There are no familial relationships between or among any of the executive officers or directors of the Company.

Item 11.  Executive Compensation

      The following tables set forth certain information covering compensation paid by TENERA to the Chief Executive Officer ("CEO") and each of the Company's other executive officers, other than the CEO, whose total annual salary and bonus exceeded $100,000 (the "named executives") for services to TENERA in all their capacities during the fiscal years ended December 31, 2001, 2000, and 1999.


                           SUMMARY COMPENSATION TABLE



---------------------------------------------------------------------------------------------------------------

                           Annual Compensation                                    Awards
                     ------------------------------                           -------------
                                                                                 Securities        All Other
         Name and                                                                Underlying        Compensa-
    Principal Position            Year           Salary            Bonus         Options(1)         tion(2)
---------------------------------------------------------------------------------------------------------------
Robert C. McKay, Jr.              2001        $ 215,147         $       --         30,000         $   3,400
Chief Executive Officer           2000          231,469               --               --             3,400
President                         1999          223,958           90,000           40,000             3,200
Jeffrey R. Hazarian               2001          167,336            6,000           30,000             3,335
Executive                         2000          180,031            7,000               --             3,400
Vice President and                1999          181,064           67,500           40,000             3,200
Chief Financial Officer

---------------------------------------------------------------------------------------------------------------

  (1) Reflects the number of options granted under the Company's 1992 Option Plan. The options expire at the earlier of the end of the option period, generally six years, or three months after employment termination.
  (2) These amounts represent the amounts accrued for the benefit of the named executives under the Company's 401(k) Plan.


      The following table sets forth certain information concerning options granted during 2001 to the named executives:


                             OPTIONS GRANTS IN 2001

----------------------------------------------------------------------------------------------------------------
                                                                                          Potential Realizable
                                                                                            Value at Assumed
                                                                                          Annual Rates of Stock
                                                                                           Price Appreciation
                                                 Individual Grants                           for Option Term
                                ----------------------------------------------------     -----------------------
                                                % of
                                               Total
                                              Options
                                Number of     Granted
           Name                 Securities      to          Exercise
                                Underlying    Employees     or Base
                                 Options      in Fiscal       Price      Expiration
                                 Granted        Year       ($/Share)        Date             5%           10%
----------------------------------------------------------------------------------------------------------------
Robert C. McKay, Jr. .....        30,000        11.5     $     0.48        8/13/07   $      4,897  $     11,110
Jeffrey R. Hazarian.......        30,000        11.5           0.48        8/13/07          4,897        11,110

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


Directors Compensation

      Except as described below, the directors of the Company are paid no compensation by the Company for their services as directors. William A. Hasler, Thomas S. Loo, Andrea W. O'Riordan, and George L. Turin as non-employee directors, are paid a retainer of $1,000 per month. These non-employee directors are also paid a fee of $1,000 for each meeting of the Board, and any Board Committee meeting not held on the same day as a Board meeting, which they attend. Since March of 2001, the non-employee directors have deferred payment of their fees as part of the Company's working capital preservation program (see "Liquidity and Capital Resources"). The 1993 Outside Directors Compensation and Option Plan was approved by the Board effective March 1, 1994, as amended by the Board in 1998, and reserves up to 500,000 options for issuance to non-employee directors. During 2001, 12,500 stock options were granted to each of Messrs. Hasler, Loo, Turin, and Ms. O'Riordan. In 2000, 11,500 stock options were issued to each of Messrs. Hasler, Loo, Turin, and Ms. O'Riordan. During 1999, 12,500 stock options were issued to each of Messrs. Hasler, Loo, Turin, Bunch (resigned in July 1999), and Ms. O'Riordan. The options expire ten (10) years after the date of the grant, vest one (1) year after the date of grant, and have an exercise price equal to the fair market value of the shares of the Company's Common Stock on the date of grant. Upon exercise of the options, a director may not sell or otherwise transfer more than 50% of the shares until six (6) months after the date on which the director ceases to be a director of the Company. Due to his resignation, Mr. Bunch's 1999 options did not vest and were forfeited.


Compensation Committee Interlocks and Insider Participation

     During 2001, the Compensation Committee was composed of William A. Hasler, Thomas S. Loo, Andrea W. O'Riordan, and George Turin. Thomas S. Loo is a partner in the law firm of Greenberg Traurig, LLP, general counsel to the Company and Teknekron Corporation, and is a director of Teknekron Corporation. Mr. Loo is co-trustee of the Andrea Wagner 1996 Trust, the Nina Wagner 1996 Trust, and the Charles Wagner 1996 Trust (see Item 12, "Security Ownership of Certain Beneficial Owners and Management"). Andrea W. O'Riordan is the daughter of Harvey E. Wagner, who holds a beneficial interest in the Company's largest stockholder, The Wagner Family Trust (see Item 12, "Security Ownership of Certain Beneficial Owners and Management"). Mr. Wagner is also the sole stockholder and a director of Teknekron Corporation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      (a)  Security Ownership of Certain Beneficial Owners

      The following table sets forth certain information as of March 1, 2002, with respect to beneficial ownership of the shares of Common Stock of the Company by each person who is known by the Company to own beneficially more than 5% of the shares of Common Stock:

----------------------------------------------------------------------------------------------------------------
                                                                                                     Approximate
                                                                                      Shares           Percent
                                                                                   Beneficially      Beneficially
                              Name and Address                                        Owned             Owned
----------------------------------------------------------------------------------------------------------------
Wagner Family Trust........................................................        2,052,671           20.6%(1)
P.O. Box 7370
Incline Village, NV  89452

Andrea Wagner 1996 Trust...................................................          551,996            5.5%(1)(3)
P.O. Box 7370
Incline Village, NV  89452

Nina Wagner 1996 Trust ....................................................          551,996            5.5%(1)(3)
P.O. Box 7370
Incline Village, NV  89452

Charles Wagner 1996 Trust .................................................          551,996            5.5%(1)(3)
P.O. Box 7370
Incline Village, NV  89452

Peter S. Lynch.............................................................          782,000            7.8%
82 Devonshire Street, S8A
Boston, MA  02109
Dr. Michael John Keaton Trust .............................................        1,106,887           11.1%(2)
C/O Greenberg Traurig, LLP
2450 Colorado Avenue, Suite 400E
Santa Monica, CA  90404
----------------------------------------------------------------------------------------------------------------

  (1) An additional 37,461 shares, as to which Mr. Harvey Wagner disclaims beneficial ownership, are held by The Leslie Kipnis Wagner Separate Property Trust. Leslie Wagner is Mr. Harvey Wagner's spouse. Mr. Wagner disclaims beneficial ownership of all shares held in family member trusts, except shares held by the Wagner Family Trust. Andrea Wagner O'Riordan, a director of the Company, disclaims beneficial ownership of all shares held in family member trusts, except shares held by the Andrea Wagner 1996 Trust.
  (2) Mr. Keaton has sole voting and investment power with respect to all shares shown as beneficially owned by him, subject to community property laws where applicable.
  (3) Mr. Thomas S. Loo, a director of the Company, is co-trustee of the trusts created for the children of Mr. Harvey Wagner and Leslie Kipnis Wagner. The other co-trustees are Andrea Wagner of the Andrea Wagner 1996 Trust, Nina Wagner of the Nina Wagner 1996 Trust, and Leslie Kipnis Wagner of the Charles Wagner 1996 Trust (see Item 12(b), "Security Ownership of Management").

      (b)  Security Ownership of Management

      The following table sets forth information as of March 1, 2002, with respect to current beneficial ownership of shares of Common Stock by (i) each of the directors of the Company, (ii) each of the named executive officers (see
Item 11. "Executive Compensation"), and (iii) all current directors and executive officers as a group.



-------------------------------------------------------------------------------------------------------------------
                                                                       Shares           Shares
                                                                    Beneficially      Acquirable         Percentage
                             Name                                     Owned(1)        Within 60         Ownership(2)
                                                                                      Days(3)(4)
-------------------------------------------------------------------------------------------------------------------
William A. Hasler .............................................        55,500           59,000(3)            1.1%
Jeffrey R. Hazarian ...........................................         7,186          170,000(4)            1.7%
Thomas S. Loo (5)..............................................     1,655,988           57,000(3)           16.1%
Robert C. McKay, Jr............................................         1,789          235,000(4)            2.2%
Andrea W. O'Riordan (6)........................................       551,996           49,000               5.6%
George L. Turin................................................        45,504           84,500(3)            1.2%
                                                                    ------------     -------------     ------------
All Directors and Executive Officers as a Group (6 persons) ...     2,317,963          654,500              27.9%

-------------------------------------------------------------------------------------------------------------------

  (1) The persons named above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.
  (2) Based on the number of shares outstanding at, or acquirable within 60 days of March 1, 2002.
  (3) Represents options under the Company's 1993 Outside Directors Compensation and Option Plan, which are exercisable on March 1, 2002, or within 60 days thereafter.
  (4) Represents options under the Company's 1992 Option Plan which are exercisable on March 1, 2002, or within 60 days thereafter.
  (5) Mr. Loo is co-trustee of the Andrea Wagner 1996 Trust, the Nina Wagner 1996 Trust, and the Charles Wagner 1996 Trust (see Item 12(a), "Security Ownership of Certain Beneficial Owners")
  (6) Ms. O'Riordan is the daughter of Harvey E. Wagner, who holds a beneficial interest in the Company's largest stockholder, The Wagner Family Trust (see Item 12(a), "Security Ownership of Certain Beneficial Owners").

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


Item 13.  Certain Relationships and Related Transactions

      See "Compensation Committee Interlocks and Insider Participation."

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1)  Financial Statements

      The following financial statements of the Company are filed with this report and can be found in Part II, Item 8, on the pages indicated below:

                                                                                                          PAGE
           Consolidated Statements of Operations-- Years Ended December 31, 2001, 2000, and 1999 .......    16
           Consolidated Balance Sheets-- December 31, 2001 and 2000 ....................................    17
           Consolidated Statements of Stockholders' Equity--
           Years Ended December 31, 2001, 2000, and 1999 ...............................................    18
           Consolidated Statements of Cash Flows-- Years Ended December 31, 2001, 2000, and
           1999 ........................................................................................    19
           Notes to Consolidated Financial Statements ..................................................    20
           Report of Independent Auditors ..............................................................    31
      (a)(2)  Financial Statement Schedules

      The following financial statement schedules with respect to the Company are filed in this report:

           Schedule II-- Valuation and Qualifying Accounts and Reserves ................................    40
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

  2.3          Series C Preferred Stock Purchase Agreement dated April 6, 2000 between the Registrant and Spear Technologies, Inc.
                  (filed as Exhibit 2.3 to the Registrant's 1999 Form 10-K and incorporated herein by reference).

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

  4.1          Form of Certificate of Common Stock of the Registrant (filed by incorporation by reference to Exhibit 4.5 to the Registration Statement)

  4.2(1)       Securities Purchase Agreement dated February 13, 2002 between
                  GoTrain Corp. and Columbia Nova Investments, AVV and Polmeroy Limited.

  4.3(1)       GoTrain Corp. Series 1 Convertible Subordinated Debenture Issued
                  February 15, 2002 Due July 31, 2003.

  4.4(1)       GoTrain Corp. Series 2 Convertible Subordinated Debenture Issued
                  February 15, 2002 Due July 31, 2003.

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

  11.1         Statement regarding computation of per share earnings:  See "Note
                  5 to Consolidated Financial Statements."

  21.1(1)      List of Subsidiaries of the Registrant.

  23.1(1)      Consent of Ernst & Young LLP, Independent Auditors.

      (b)  Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the last quarter of 2001.

      (c)  Exhibits (see Item 14(a)(3) above.)

      (d)  Financial Statement Schedules

      The schedules listed in Item 14(a)(2) above should be used in conjunction with the Consolidated Financial Statements of the Company for the year ended December 31, 2001.







   _______________________
(1) Filed herewith.

                                                                     SCHEDULE II


                                  TENERA, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

  (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                      Additions              Deductions
                                                     ------------    ---------------------------
                                       Balance       Charged to
                                      Beginning       Costs and      Credited to                     Balance at
          Description                  of Year        Expenses       Special Item      Other         End of Year
----------------------------------------------------------------------------------------------------------------
1999
Reserve for Sales Adjustment
and Credit Losses .............         $ 1,300        $    --         $    --         $     2         $ 1,298
2000
Reserve for Sales Adjustment
and Credit Losses .............           1,298             --              --             334             964
2001
Reserve for Sales Adjustment
and Credit Losses .............             964             --              --             417             547

----------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2002



                             TENERA, INC.

                             By                 /s/ JEFFREY R. HAZARIAN
                                         ---------------------------------------
                                                  Jeffrey R. Hazarian
                                                Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                               Title                            Date


 /s/ WILLIAM A. HASLER                    Director                March 29, 2002
--------------------------
   (William A. Hasler)
                             Director, Chief Financial Officer,
                               Executive Vice President, and
                                   Corporate Secretary
 /s/ JEFFREY R. HAZARIAN       (Principal Financial Officer)      March 29, 2002
--------------------------
  (Jeffrey R. Hazarian)

 /s/ THOMAS S. LOO                         Director               March 29, 2002
--------------------------
    (Thomas S. Loo)

                                           Director,
                             Chief Executive Officer, and President
 /s/ ROBERT C. MCKAY             (Principal Executive Officer)    March 29, 2002
--------------------------
   (Robert C. McKay)


 /s/ ANDREA W. O'RIORDAN                   Director               March 29, 2002
--------------------------
  (Andrea W. O'Riordan)

                                  Controller and Treasurer
 /s/ JAMES A. ROBISON, JR.     (Principal Accounting Officer)     March 29, 2002
--------------------------
 (James A. Robison, Jr.)


 /s/ GEORGE L. TURIN                       Director               March 29, 2002
--------------------------
   (George L. Turin)

                                  EXHIBIT INDEX


Ex.  4.2          Securities Purchase Agreement dated February 13, 2002 between
                  GoTrain Corp. and Columbia Nova Investments, AVV and Polmeroy
                  Limited

Ex.  4.3          GoTrain Corp. Series 1 Convertible Subordinated Debenture
                  Issued February 15, 2002 Due July 31, 2003

Ex.  4.4          GoTrain Corp. Series 2 Convertible Subordinated Debenture
                  Issued February 15, 2002 Due July 31, 2003

Ex. 21.1          List of Subsidiaries of the Registrant

Ex. 23.1          Consent of Ernst & Young LLP, Independent Auditors