Form 10-Q
period 2002-03-31
TENERA INC
filed 2002-05-14
CIK 804731

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          ----------------------------

                                    FORM 10-Q

        (Mark One)

        [   X   ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31, 2002

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

     The number of shares outstanding on March 31, 2002, was 9,984,259.

                                TABLE OF CONTENTS



                                                                                                          PAGE
                                            PART I -- FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements (Unaudited) .............................................    1
    Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition .....   11
    Item 3.  Quantitative and Qualitative Disclosures of Market Risk ...................................   14



                          PART II -- OTHER INFORMATION

    Item 1.  Legal Proceedings .........................................................................    *
    Item 2.  Changes in Securities .....................................................................    *
    Item 3.  Defaults Upon Senior Securities ...........................................................    *
    Item 4.  Submission of Matters to a Vote of Security Holders .......................................    *
    Item 5.  Other Information .........................................................................    *
    Item 6.  Exhibits and Reports on Form 8-K ..........................................................   15


______________________
   * None.

                                            PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


  (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended March 31,
                                                                                  ------------------------------
                                                                                      2002             2001
----------------------------------------------------------------------------------------------------------------
Revenue ...................................................................       $     4,132       $     5,873

Direct Costs ..............................................................             3,633             4,524

General and Administrative Expenses .......................................             1,607             2,094

Other Expense .............................................................                 3                --
                                                                                  -------------     ------------
  Operating Loss ..........................................................            (1,111)             (745)

Interest (Expense) Income, net ............................................               (14)               21
                                                                                  -------------     ------------
  Net Loss Before Income Tax Expense.......................................            (1,125)             (724)

Income Tax Expense (Benefit) ..............................................                15              (211)
                                                                                  -------------     ------------
Net Loss ..................................................................       $    (1,140)      $      (513)
                                                                                  =============     ============
Net Loss per Share-- Basic ................................................       $     (0.11)      $     (0.05)
                                                                                  =============     ============
Net Loss per Share-- Diluted ..............................................       $     (0.11)      $     (0.05)
                                                                                  =============     ============
Weighted Average Number of Shares Outstanding-- Basic .....................             9,984             9,984
                                                                                  =============     ============
Weighted Average Number of Shares Outstanding-- Diluted ...................             9,984             9,984
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

                                  TENERA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


  (In thousands, except share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                                   March 31,         December 31,
                                                                                      2002               2001
----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents ...............................................       $     2,373       $     1,286
  Trade receivables, less allowance of $539 (2001 - $547)
    Billed ................................................................             1,900             1,533
    Unbilled ..............................................................             1,126             1,259
  Income tax receivable ...................................................                --               884
  Other current assets ....................................................               198               238
                                                                                  -------------     ------------
      Total Current Assets ................................................             5,597             5,200
Property and Equipment, Net ...............................................               472               546
Other Assets ..............................................................             1,216             1,232
                                                                                  -------------     ------------
         Total Assets .....................................................       $     7,285       $     6,978
                                                                                  =============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable ........................................................       $     1,067       $     1,136
  Accrued compensation and related expenses ...............................             1,766             1,751
  Deferred revenue ........................................................               212               226
                                                                                  -------------     ------------
      Total Current Liabilities ...........................................             3,045             3,113
Long-Term Liabilities
  Convertible debt and accrued interest ...................................             1,515                --
Commitments and Contingencies
Stockholders' Equity
  Common Stock, $0.01 par value, 25,000,000 authorized, 10,417,345 issued .               104               104
  Paid in capital, in excess of par .......................................             5,677             5,677
  Acummulated deficit......................................................            (2,563)           (1,423)
  Treasury stock-- 433,086 shares (2001 - 433,086 shares)..................              (493)             (493)
                                                                                  -------------     ------------
        Total Stockholders' Equity ........................................             2,725             3,865
                                                                                  -------------     ------------
         Total Liabilities and Stockholders' Equity .......................       $     7,285       $     6,978
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

                                  TENERA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)




  (In thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                                Paid-In
                               Common          Stock           Capital in
                            -----------------------------        Excess         Accumulated      Treasury
                                 Shares        Amount            of Par           Deficit          Stock           Total
-----------------------------------------------------------------------------------------------------------------------------
December 31, 2001 ......        9,984      $       104      $      5,677      $   (1,423)      $      (493)   $      3,865
Net Loss ...............           --               --                --          (1,140)               --          (1,140)
                            ------------   --------------   ----------------  ---------------  -------------- ---------------
March 31, 2002 .........        9,984      $       104      $      5,677      $   (2,563)      $     (493)    $      2,725
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

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

  (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended March 31,
                                                                                  ------------------------------
                                                                                      2002             2001
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ................................................................       $    (1,140)      $      (513)

  Adjustments to reconcile net earnings to cash provided (used) by operating activities:
    Depreciation and amortization..........................................               225               172

    Loss on disposal of assets ............................................                 3                --

    Changes in assets and liabilities:

      Trade receivables, net of allowance .................................              (234)            1,746

      Income tax receivable ...............................................               884                --

      Other current assets ................................................                --              (216)

      Other assets ........................................................               (81)             (249)

      Accounts payable ....................................................               (69)             (701)

      Accrued compensation and related expenses ...........................                15                82

      Deferred revenue ....................................................               (14)               32

      Accrued interest expense ............................................                15                --
                                                                                  -------------     ------------
        Net Cash (Used) Provided By Operating Activities ..................              (396)              353
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment ...................................               (17)             (112)
CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of convertible debentures...........................                            1,500                --
                                                                                  -------------     ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS .................................             1,087               241
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................             1,286             2,487
                                                                                  -------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................       $     2,373       $     2,728
                                                                                  =============     ============

-----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001
                                   (Unaudited)


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

      The Company is principally organized into two operating segments:
Professional and Technical Services and e-Learning (see Note 6 to Consolidated Financial Statements).


Note 2. Summary of Significant Accounting Policies

      Basis of Presentation. The accompanying consolidated interim financial statements include the accounts of the Company and its subsidiaries and are unaudited. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at March 31, 2002, and the results of operations and cash flows for the three month periods ended March 31, 2002 and 2001, have been made. For further information, refer to the financial statements and notes thereto contained in TENERA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission ("SEC").

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

      Cash and Cash Equivalents. As of March 31, 2002, the Company's cash and cash equivalents included money market accounts and commercial paper issued by companies with strong credit ratings. Cash and cash equivalents at December 31, 2001 consist of deposited cash and money market accounts at a banking institution. Cash equivalents are carried at cost, which approximates fair value. The Company includes in cash and cash equivalents, all short-term, highly liquid investments, which mature within three months of acquisition.

      Concentrations of Credit Risk and Credit Risk Evaluations. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist principally of money market accounts. Cash and cash equivalents are held with a domestic financial institution with high credit standing. The Company has not experienced any significant losses on its cash and cash equivalents. The Company conducts business with companies in various industries primarily in the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit issues, and such losses to date have been within management's expectations. At March 31, 2002, two clients accounted for 47% and 18% of the Company's trade receivables. At March 31, 2001, one client accounted for 67% of trade receivables. All the above concentrations relate to Professional and Technical Services Segment clients.

      Property and Equipment. Property and equipment are stated at cost ($3,362,000 and $3,360,000 at March 31, 2002 and 2001, respectively), net of accumulated depreciation ($2,890,000 and $2,814,000 at March 31, 2002 and 2001, respectively). Depreciation is calculated using the straight-line method over the estimated useful lives, which range from three to five years.

      Other Assets. Included in this asset category are the costs of internal-use e-Learning operating system software, both acquired and developed by the Company, and certain costs related to the development of the Company's e-Learning training courses used in its application service provider business. These costs have been capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Under the Company's business model, the Company grants a limited license to its clients to access the Company's training system via the internet. The proprietary software resides on the Company's computers and clients have no other rights to the software. All training and maintenance costs are expensed as incurred. For the three month period ended March 31, 2002, the Company capitalized $81,000 of developed software costs, compared to $249,000 for the same period in 2001. The estimated useful life of costs capitalized is three years. For the first quarter of 2002 and 2001, the amortization of capitalized costs on the Company's books totaled $97,000 and $44,000, respectively.

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

      During the first quarter of 2002, two clients accounted for 64% and 11%, respectively, of total revenue. For the same period in 2001, one client accounted for 78% of the Company's total revenue. All the above concentrations relate to Professional and Technical Services Segment clients.

      Income Taxes. The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense recorded in the first quarter of 2002 reflects minimum taxes due in certain states for 2001 activity.

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

      The following table sets forth the computation of basic and diluted earnings per share as required by Financial Accounting Standards Board Statement No. 128:

  (In thousands, except per share amounts)

--------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended March 31,
                                                                        --------------------------------
                                                                               2002            2001
--------------------------------------------------------------------------------------------------------
Numerator:
   Net loss ......................................................         $   (1,140)      $     (513)
                                                                           =============    ============
Denominator:
  Denominator for basic loss per share--
  weighted-average shares outstanding.............................              9,984            9,984
  Effect of dilutive securities:
     Employee & Director stock options (Treasury stock method) ...                 --               --
                                                                           -------------    ------------
  Denominator for diluted loss per share--
  weighted-average common and common equivalent shares ...........              9,984            9,984
                                                                           =============    ============
Basic loss per share  ............................................         $    (0.11)      $    (0.05)
                                                                           =============    ============
Diluted loss per share  ..........................................         $    (0.11)      $    (0.05)
                                                                           =============    ============

--------------------------------------------------------------------------------------------------------


     Comprehensive   Income.  The  Company  does  not  have  any  components  of comprehensive income. Therefore, comprehensive income is equal to net earnings reported for all periods presented.

      Disclosures about Segments of an Enterprise. The Company has two reportable operating segments, which are: Professional and Technical Services and e-Learning (see Note 6 to Consolidated Financial Statements).

      Recent Accounting Pronouncements. In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which supersedes FAS No. 121, and Accounting Principles Board No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". FAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FAS 144 requires that long-lived assets that are disposed of by sale be measured at the lower of book value or fair value less cost to sell. The statement also significantly changes the criteria required to classify an asset as held-for-sale. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company is required to adopt FAS 144 for its fiscal year beginning January 1, 2002. The adoption of FAS 144 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows in the first quarter of 2002 and the Company does not expect any material effects in the future.

     Reclassifications. Certain reclassifications of prior year amounts have been made to conform with the current presentation.

Note 3. Commitments and Contingencies

      Leases. The Company occupies facilities under noncancelable operating leases expiring at various dates through 2005. The leases call for proportionate increases due to property taxes and certain other expenses. Rent expense amounted to $181,000 for the quarter ended March 31, 2002 ($173,000 in the first quarter of 2001).

      As of March 31, 2002, minimum rental commitments under operating leases, principally for real property, are as follows (in thousands):

  (Year Ending December 31)

----------------------------------------------------------------------------------------------------------------
2002 .........................................................................................      $      677
2003 .........................................................................................             713
2004 .........................................................................................             468
2005 .........................................................................................             382
2006 and Thereafter ..........................................................................              --
                                                                                                    ------------
Total Minimum Payments Required ..............................................................      $    2,240
                                                                                                    ============

----------------------------------------------------------------------------------------------------------------





Note 4. Long-Term Obligations

      In June 2001, GoTrain entered into a five-year agreement with SmartForce to co-develop and distribute ES&H and regulatory content via the SmartForce internet platform. Under the agreement, GoTrain retains the ownership of its proprietary content and GoTrain shares in the revenue of any GoTrain content sold by SmartForce. As part of the agreement, GoTrain was required to make an initial payment of $50,000 to SmartForce at inception and quarterly payments of $68,500 commencing September 30, 2001 (due sixty day thereafter), for platform license and maintenance, and integration of existing GoTrain content. The Company paid $68,500 to SmartForce under the agreement in the first quarter of 2002.

      As of March 31, 2002, minimum net payments are as follows (in thousands):

  (Year Ending December 31)

----------------------------------------------------------------------------------------------------------------
2002 .........................................................................................      $      206
2003 .........................................................................................             274
2004 .........................................................................................             274
2005 .........................................................................................             274
2006 and Thereafter ..........................................................................             206
                                                                                                    ------------
Total Minimum Payments Required ..............................................................      $    1,234
                                                                                                    ============

----------------------------------------------------------------------------------------------------------------

Note 5. Convertible Debt

       In March 2002, The Company's GoTrain subsidiary sold subordinated convertible debentures to private nvestors for a total principal amount of $1,500,000 ("Series 1 Debenture" - $1,000,000; "Series 2 Debenture" - $500,000).
Each debenture bears simple interest at the rate of 8% per annum, with cumulative interest payable only if the debenture is not converted into convertible preferred stock of GoTrain, pursuant to the debenture terms. The maturity date of each debenture is July 31, 2003.

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

      The Company accrued $15,000 of interest expense in the first quarter of 2002.

Note 6. Segment Information


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


      Information about the operating segments for the quarters ended March 31, 2002 and 2001, and reconciliation to the Consolidated Statements of Operations, are as follows:

  (In thousands)

-----------------------------------------------------------------------------------------------
                                                                    Quarter Ended March 31,
                                                                  -----------------------------
                                                                      2002            2001
-----------------------------------------------------------------------------------------------
REVENUE
   Professional and Technical Services......................      $    3,721       $    5,665
  e-Learning ...............................................             411              208
                                                                  -------------    ------------
     Total .................................................      $    4,132       $    5,873
                                                                  =============    ============

NET LOSS BEFORE INCOME TAX
   Professional and Technical Services .....................      $      (61)      $      379
   e-Learning ..............................................            (939)            (952)
   Corporate and Other .....................................            (125)            (151)
                                                                  -------------    ------------
     Total .................................................      $   (1,125)      $     (724)
                                                                  =============    ============

DEPRECIATION AND AMORTIZATION EXPENSE
   Professional and Technical Services .....................      $       13       $       17
   e-Learning ..............................................             208              148
   Corporate and Other .....................................               4                7
                                                                  -------------    ------------
     Total .................................................      $      225       $      172
                                                                  =============    ============

-----------------------------------------------------------------------------------------------

      Revenues outside of the United States have been less than 1% of total Company revenues in each of the quarters ended March 31, 2002 and 2001, respectively. Therefore, no enterprise-wide geographical data has been provided. The Company provides services and products to clients throughout the United States, and the geographical location of the client is not used for decision-making or performance evaluation.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Forward-Looking Statements


      With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the Safe Harbor provisions created by that statute. Certain statements contained in the following Management's Discussion and Analysis of Results of Operations and Financial Condition, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "future", "intends", and words of similar import, constitute forward-looking statements that involve risks and uncertainties. Such risks, uncertainties and changes in condition, significance, value and effect could cause the Company's actual results to differ materially from those anticipated events. Such risks and uncertainties include uncertainty of access to capital; the reliance on major customers and concentration of revenue from the government sector; the uncertainty of future profitability; uncertainty regarding competition; reliance on key personnel; uncertainty regarding industry trends and customer demand; and government contract audits. Additional risks are detailed in the Company's filings with the SEC, including its Form 10-K for the year ended December 31, 2001.

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

                                  TENERA, INC.
                              Results of Operations
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------
                                                                                           Percent of Revenue
                                                                                         -----------------------
                                                                                         Quarter Ended March 31,
                                                                                         -----------------------
                                                                                           2002         2001
----------------------------------------------------------------------------------------------------------------
Revenue .........................................................................         100.0%       100.0%

Direct Costs ....................................................................          87.9         77.0

General and Administrative Expenses .............................................          38.9         35.7

Other Expense ...................................................................           0.1         --
                                                                                         ----------   ----------
  Operating Loss ................................................................         (26.9)       (12.7)

Interest (Expense) Income, net ..................................................          (0.3)         0.4
                                                                                         ----------   ----------
Net Loss Before Income Tax Expense (Benefit).....................................         (27.2)%      (12.3)%
                                                                                         ==========   ==========

----------------------------------------------------------------------------------------------------------------


Results of Operations

      Net loss before income tax expense for the quarter ended March 31, 2002 was $1,125,000, compared to net loss before tax benefit of $724,000 for the same period in 2001. The increase in loss primarily results from lower Professional and Technical Services Segment revenue, specifically reduced government projects.

      During the first quarter of 2002, the Company received written contracts and orders having an estimated value of approximately $1.1 million, $.9 million associated with the Professional and Technical Services Segment and $.2 million related to the e-Learning Segment. The activity in the Professional and Technical Services Segment primarily reflects additional work with existing commercial clients and the additional funding of the Company's contract at the Department of Energy's Rocky Flats site . The contract activity in the e-Learning Segment mainly relates to work with new clients and orders under the SmartForce agreement (see Note 4 to Consolidated Financial Statements). Contracted backlog for current, active projects totaled approximately $11.2 million as of March 31, 2002, down from $13.9 million at December 31, 2001. The Professional and Technical Services and e-Learning segments account for $7.7 million and $3.5 million, respectively, of the backlog at March 31, 2002.

      Professional and Technical Services Segment revenue for the first three months of 2002 decreased 34% ($1.9 million) from the same period in 2001, primarily due to a lower allocation of work to lower-tier subcontractor teams at the Rocky Flats site. For the first quarter of 2002, the concentration of revenue from government projects decreased to 69% of total Company revenue from 79% in the comparable period in 2001.

      Revenue in the e-Learning Segment increased by $203,000 in the first quarter of 2002, as compared to the same period in 2001, mainly due to a greater number of new contracts.

      Direct costs were lower in the first three months of 2002, compared to a year ago, primarily as a result of decreased revenue generation. Gross margin decreased to 12% in the first quarter of 2002 from 23% in the first quarter of 2001, mainly due to a decrease in margin on government business, increased integration expenditures related to the SmartForce e-Learning agreement, and higher employee healthcare costs .

      General and administrative costs, in the first quarter of 2002, were 23% lower compared to a year ago, primarily reflecting a salary reduction program and furloughing non-essential personnel under a plan implemented in August 2001.

      Net interest expense in 2002 represents accrued interest on the convertible debentures sold in March 2002 by the Company's GoTrain subsidiary (see Note 5 to Consolidated Financial Statements), partially offset by earnings from the investment of cash balances in money market accounts and short-term corporate debt instruments. Net interest income in 2001 represents earnings from the investment of cash balances in money market accounts and short-term corporate debt instruments and was higher than 2002 due to higher average cash balances and higher interest rates during the 2001 period.


Liquidity and Capital Resources

      Cash and cash equivalents increased by $1,087,000 during the first three months of 2002. The increase was due to the sale of convertible debentures ($1,500,000), partially offset by cash used by operations ($396,000), and acquisition of property and equipment ($17,000).

      Trade receivables, net of sales allowance, increased by $234,000 from December 31, 2001, primarily due to decreased collections during the period. The allowance for sales adjustments decreased by $8,000 from December 31, 2001, related to the closure and settlement of old government contracts.

      Income tax receivable decreased by $884,000 from December 31, 2001 due to the receipt in March 2002 of a federal tax refund of 1999 taxes paid.

      Other assets increased by $81,000 from December 31, 2001, primarily relating to training course and operating system development in the e-Learning Segment (see Note 2 to Consolidated Financial Statements).

      Accounts payable decreased by $69,000 since the end of 2001 primarily resulting from lower direct costs supporting decreased revenues. Accrued compensation and related expenses increased by $15,000 during the period, primarily reflecting fewer holiday and vacation days in the first quarter of the year.

      Accrued interest expense increased by $15,000 from December 31, 2001 due to the sale of convertible debentures in March 2002 (see Note 5 to Consolidated Financial Statements).

      No cash dividend was declared in the first three months of 2002.

      The impact of inflation on project revenue and costs of the Company was minimal.

      At March 31, 2002, the Company had operating lease commitments through 2005 totaling $2,240,000, principally for real property (see Note 3 to Consolidated Financial Statements). Additionally, the Company has other long-term obligations through 2006, totaling $1,234,000, related to an agreement with SmartForce to co-develop and distribute ES&H and regulatory content via the SmartForce internet platform (see Note 4 to Consolidated Financial Statements). The table below schedules these contractual obligations:


----------------------------------------------------------------------------------------------------------------
              Contractual Obligations                                   Payments Due By Period
                                                       ---------------------------------------------------------
                  (In thousands)                                     Less
                                                                    Than 1        1 - 3       4 - 5      After 5
                                                         Total       Year         Years       Years       Years
----------------------------------------------------------------------------------------------------------------
Capital Lease Obligations .......................      $ 2,240     $   899      $ 1,055     $   286     $    --
Other Long-Term Obligations......................        1,234         274          548         412          --
                                                       --------    --------     --------    --------    --------
Total Contractual Cash Obligations ..............      $ 3,474     $ 1,176      $ 1,603     $   698     $    --

----------------------------------------------------------------------------------------------------------------

       In March 2002, the Company's GoTrain subsidiary sold subordinated convertible debentures to private investors for a total principal amount of $1,500,000. Each debenture bears simple interest at the rate of 8% per annum, with cumulative interest payable only if the debenture is not converted into preferred stock of GoTrain, pursuant to the debenture terms. The maturity date of each debenture is July 31, 2003. The larger debenture, in the amount of $1,000,000, can be converted at any time by the holder into convertible preferred stock of GoTrain. The other debenture, in the amount of $500,000 can be repaid or converted into preferred stock at any time by GoTrain. Otherwise, the debentures will automatically convert into preferred stock at the earlier of the maturity date, or upon an underwritten public offering of GoTrain common stock. At maximum conversion, the holders would own approximately 33% of GoTrain (see Note 5 to Consolidated Financial Statements).

        Management believes that cash expected to be generated by operations of the Company's Professional and Technical Services Segment, coupled with the tax refund in March 2002, should be sufficient to enable the Company to support its Professional and Technical Services Segment operations as currently structured through the next twelve months. The funds generated by the issuance of the GoTrain convertible debentures can only be used for GoTrain operations pursuant to the terms of the debentures. Management believes this private placement financing will provide necessary support for GoTrain's business development activities based upon its simultaneous conversion to a self-sufficient mode of operation. The Company is currently seeking bank lines of credit for each of its segment operations to provide additional working capital support of their respective business activities. There can be no assurance that such sources of capital will be available in sufficient amounts or on terms favorable to the Company, or at all.

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



Dated:  May 14, 2002



                  TENERA, INC.


                  By                 /s/ JEFFREY R. HAZARIAN
                     -----------------------------------------------------------
                                         Jeffrey R. Hazarian
                        Executive Vice President and Chief Financial Officer