Form 10-Q
period 2002-06-30
TENERA INC
filed 2002-08-13
CIK 804731

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          ----------------------------

                                    FORM 10-Q

    (Mark One)

    [   X   ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2002

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

     The number of shares outstanding on June 30, 2002, was 9,984,259.

                                TABLE OF CONTENTS



                                                                                                          PAGE
                         PART I -- FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements (Unaudited) .............................................    1
    Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition .....   12
    Item 3.  Quantitative and Qualitative Disclosures of Market Risk....................................   16


                          PART II -- OTHER INFORMATION

    Item 1.  Legal Proceedings .........................................................................    *
    Item 2.  Changes in Securities .....................................................................    *
    Item 3.  Defaults Upon Senior Securities ...........................................................    *
    Item 4.  Submission of Matters to a Vote of Security Holders .......................................   17
    Item 5.  Other Information .........................................................................    *
    Item 6.  Exhibits and Reports on Form 8-K ..........................................................   17






    ___________________________

       * None.

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



  (In thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------------

                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                 ------------------------------      -----------------------------

                                                    2002              2001              2002             2001
------------------------------------------------------------------------------------------------------------------
Revenue ..................................        $  3,489         $  5,301          $   7,621       $   11,174
Direct Costs .............................           3,301            4,112              6,934           8,636
General and Administrative Expenses ......           1,637            2,162              3,244           4,256
Other Income (Expense)....................               1               --                 (2)             --
                                                 ------------     -------------      ------------    -------------
  Operating Loss .........................          (1,448)            (973)            (2,559)         (1,718)
Interest (Expense) Income, Net ...........             (25)              13                (39)             34
                                                 ------------     -------------      ------------    -------------
  Net Loss Before
  Income Tax Benefit......................          (1,473)            (960)            (2,598)         (1,684)
Income Tax Benefit .......................            (174)            (278)              (159)           (489)
                                                 ------------     -------------      ------------    -------------
Net Loss .................................       $  (1,299)       $    (682)         $  (2,439)      $  (1,195)
                                                 ============     =============      ============    =============
Net Loss per Share-- Basic ...............       $   (0.13)       $   (0.07)         $   (0.24)      $   (0.12)
                                                 ============     =============      ============    =============
Net Loss per Share-- Diluted .............       $   (0.13)       $   (0.07)         $   (0.24)      $   (0.12)
                                                 ============     =============      ============    =============
Weighted Average
Number of Shares Outstanding-- Basic......           9,984            9,984              9,984           9,984
                                                 ============     =============      ============    =============
Weighted Average
Number of Shares Outstanding-- Diluted....           9,984            9,984              9,984           9,984
                                                 ============     =============      ============    =============
------------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                           CONSOLIDATED BALANCE SHEETS




  (In thousands, except share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                                    June 30,        December 31,
                                                                                      2002             2001
----------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents ...............................................       $     1,919       $     1,286
   Trade receivables, less allowance of $539 (2001 - $547)
    Billed ................................................................             1,119             1,533
    Unbilled ..............................................................             1,097             1,259
  Income tax receivable ...................................................                --               884
  Other current assets ....................................................               338               238
                                                                                  -------------     ------------
      Total Current Assets ................................................             4,473             5,200
Property and Equipment, Net ...............................................               389               546
Other Assets ..............................................................             1,117             1,232
                                                                                  -------------     ------------
         Total Assets .....................................................       $     5,979       $     6,978
                                                                                  =============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable ........................................................       $       993       $     1,136
  Accrued compensation and related expenses ...............................             1,748             1,751
  Deferred revenue ........................................................               252               226
                                                                                  -------------     ------------
      Total Current Liabilities ...........................................             2,993             3,113
Long-Term Liabilities
  Convertible debt and accrued interest ...................................             1,545                --
Commitments and Contingencies
Stockholders' Equity
  Common Stock, $0.01 par value, 25,000,000 authorized, 10,417,345 issued .               104               104
  Paid in capital, in excess of par .......................................             5,692             5,677
  Accumulated deficit......................................................            (3,862)           (1,423)
  Treasury stock-- 433,086 shares (2001 - 433,086 shares)..................              (493)             (493)
                                                                                  -------------     ------------
        Total Stockholders' Equity ........................................             1,441             3,865
                                                                                  -------------     ------------
         Total Liabilities and Stockholders' Equity .......................       $     5,979       $     6,978
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

                                  TENERA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)







  (In thousands)

-------------------------------------------------------------------------------------------------------------
                                                        Paid-In
                                                      Capital in
                                  Common Stock          Excess       Accumulated     Treasury
                                                        of Par         Deficit         Stock        Total
                            ------------------------

                                Shares       Amount
-------------------------------------------------------------------------------------------------------------
December 31, 2001 ......        9,984   $       104  $    5,677   $   (1,423)       $    (493)  $      3,865
Net Loss ...............           --          --            --       (1,140)              --         (1,140)
                            ----------- ------------ ------------ ----------------- ----------- -------------
March 31, 2002 .........        9,984   $       104  $    5,677   $   (2,563)       $    (493)  $      2,725
Fair Value of Stock
Compensation to Consultant         --          --            15          --                --             15
Net Loss ...............           --          --            --       (1,299)              --         (1,299)
                            ----------- ------------ ------------ ----------------- ----------- -------------
June 30, 2002 ..........        9,984   $       104  $    5,692   $   (3,862)       $    (493)  $      1,441
                            =========== ============ ============ ================= =========== =============

-------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

  (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                                                    Six Months Ended June 30,
                                                                                  ------------------------------
                                                                                      2002             2001
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ................................................................       $    (2,439)    $      (1,195)
  Adjustments to reconcile net losses to cash provided (used) by operating activities:
    Depreciation and amortization..........................................               449               349
    Net loss on disposal of assets ........................................                 2                --
    Stock compensation to consultant ......................................                15                --
    Changes in assets and liabilities:
      Trade receivables, net of allowance .................................               576             1,166
      Income tax receivable ...............................................               884                --
      Other current assets ................................................              (157)             (279)
      Other assets ........................................................              (104)             (488)
      Accounts payable ....................................................              (143)             (920)
      Accrued compensation and related expenses ...........................                (3)               88
      Deferred revenue ....................................................                26                21
      Accrued interest expense ............................................                45                --
                                                                                  -------------     ------------
        Net Cash Used By Operating Activities .............................              (849)           (1,258)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment ...................................               (19)             (144)
  Proceeds from sale of assets ............................................                 1                --
                                                                                  -------------     ------------
         Net Cash Used in Investing Activities .............................              (18)             (144)
CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of convertible debentures..........................................             1,500                --
  Issuance of equity in subsidiary ........................................                --                 2
                                                                                  -------------     ------------
         Net Cash Provided by Financing Activities ........................             1,500                 2
                                                                                  -------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................               633            (1,400)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................             1,286             2,487
                                                                                  -------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................       $     1,919       $     1,087
                                                                                  =============     ============

----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2002 and 2001
                                   (Unaudited)


Note 1. Organization

      TENERA, Inc. (including its subsidiaries, "TENERA", or the "Company") provides a broad range of professional and technical services, and web-based e-Learning solutions. The Company's professional and technical services are designed to solve complex management, engineering, environmental, health and safety challenges associated with the management of federal government properties, energy assets, and petrochemical and manufacturing concerns. TENERA's web-based e-Learning products and services, provided through the Company's GoTrain Corp. subsidiary ("GoTrain"), are designed to provide a suite of on-line, interactive, environmental, safety and health ("ES&H")compliance and regulatory-driven training applications for use by clients' employees.

      The Company is principally organized into two operating segments:
Professional and Technical Services and e-Learning (see Note 6 to Consolidated Financial Statements).


Note 2. Summary of Significant Accounting Policies

      Basis of Presentation. The accompanying consolidated interim financial statements include the accounts of the Company and its subsidiaries and are unaudited. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at June 30, 2002, and the results of operations and cash flows for the three and six month periods ended June 30, 2002 and 2001, have been made. For further information, refer to the financial statements and notes thereto contained in TENERA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission ("SEC").

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

      Cash and Cash Equivalents. As of June 30, 2002, the Company's cash and cash equivalents included money market accounts and commercial paper issued by companies with strong credit ratings. Cash and cash equivalents at December 31, 2001 consist of deposited cash and money market accounts at a banking institution. Cash equivalents are carried at cost, which approximates fair value. The Company includes in cash and cash equivalents, all short-term, highly liquid investments, which mature within three months of acquisition.

      Concentrations of Credit Risk and Credit Risk Evaluations. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist principally of money market accounts. Cash and cash equivalents are held with a domestic financial institution with high credit standing. The Company has not experienced any significant losses on its cash and cash equivalents. The Company conducts business with companies in various industries primarily in the United States, and provides services directly and indirectly for federal government agencies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit issues, and such losses to date have been within management's expectations. At June 30, 2002, three clients accounted for 45%, 13%, and 12% of the Company's trade receivables. At June 30, 2001, two clients accounted for 55% and 14% of the Company's trade receivables. All the above concentrations relate to Professional and Technical Services Segment clients.

      Property and Equipment. Property and equipment are stated at cost ($3,365,000 and $3,409,000 at June 30, 2002 and 2001, respectively), net of accumulated depreciation ($2,976,000 and $2,690,000 at June 30, 2002 and 2001, respectively). Depreciation is calculated using the straight-line method over the estimated useful lives, which range from three to five years.

      Other Assets. Included in this asset category are the costs of internal-use e-Learning operating system software, both acquired and developed by the Company, and certain costs related to the development of the Company's e-Learning training courses used in its application service provider business. These costs have been capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Under the Company's business model, the Company grants a limited license to its clients to access the Company's training system via the internet. The proprietary software resides on the Company's computers and clients have no other rights to the software. All training and maintenance costs are expensed as incurred. For the six month period ended June 30, 2002, the Company capitalized $104,000 of developed software costs, compared to $488,000 for the same period in 2001. The estimated useful life of costs capitalized is three years. For the first six months of 2002 and 2001, the amortization of capitalized costs on the Company's books totaled $219,000 and $103,000, respectively.

      In the future, the Company expects to continue to capitalize costs relating to new course development, as well as costs associated with material enhancements and functionality of the existing software, as dictated by the marketplace. This is a business model and segment for the Company that is in its early stage and to date, management believes there have been no indicators of impairment for these assets.

      Revenue. The Company's Professional and Technical Services Segment primarily offers its services to the United States electric power industry and the Department of Energy ("DOE"). Revenue from time-and-material and cost plus fixed-fee contracts is recognized when service is performed and costs are incurred. Revenue from fixed-price contracts is recognized on the basis of percentage of work completed (measured by costs incurred relative to total estimated project costs) under compliance with Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts".

      The Company's e-Learning Segment's nonrefundable upfront subscription/license fees are recognized ratably over the contractual term, which is typically one year. License and subscription revenue recognition commences when delivery of initial access to the learning management system and course(s) occurs. In addition, usage fee revenue is recognized on an actual usage basis.

      Reserves are maintained for potential sales adjustments and credit losses; such losses to date have been within management's expectations. Actual revenue and cost of contracts in progress may differ from management estimates and such differences could be material to the financial statements.

      During the first six months of 2002 and 2001, one Professional and Technical Services Segment client accounted for 66% and 74%, respectively, of total Company revenue.

      Income Taxes. The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      The Company recorded a tax benefit of $174,000 in the second quarter of 2002, reflecting federal tax refunds received for years 1999 and 1998 due to enactment in 2002 of the Economic Growth and Tax Relief Reconciliation Act. For the six month period ended June 30, 2002, the net tax benefit of $159,000 reflects the above refund, partially offset by minimum taxes due in certain states related to 2001 activity.

      Accounting for Stock-Based Compensation. Under the provisions of the TENERA 1992 Option Plan, 1,500,000 shares of TENERA common stock are reserved for issuance upon the exercise of options granted to key employees and consultants. TENERA's 1993 Outside Directors Compensation and Option Plan reserves 500,000 shares for issuance upon exercise of options granted to non-employee directors. The stock options generally vest over a three year period and expire ten years from date of grant.

      In April 2002, GoTrain adopted the GoTrain Corp. 2002 Stock Option and Stock Plan ("GoTrain Plan") to provide additional incentive to GoTrain employees, directors, and consultants. Under the provisions of the GoTrain Plan, 2,500,000 shares of GoTrain Corp. common stock ("Subsidiary Stock") are reserved for issuance upon exercise of Subsidiary Stock options and Subsidiary Stock purchase rights granted. The Subsidary Stock options generally vest over a five year period and expire ten years from date of grant. Concurrent with implementation of the GoTrain Plan, GoTrain's board of directors granted Subsidary Stock options to employees and directors to acquire 1,156,250 shares of Subsidiary Stock.

      TENERA and GoTrain account for their respective employee and director stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"). All of the TENERA stock options have been granted at an exercise price equal to the market price of the underlying stock on the date of grant. Therefore, no compensation expense has been recognized for TENERA stock options. GoTrain management believes the exercise price per share approximated the fair value per share of Subsidiary Stock on the date of the grant, and accordingly, no compensation expense was recorded.

      During the second quarter of 2002, GoTrain also granted 250,000 Subsidiary Stock options to a former officer of, and now consultant to, GoTrain at an exercise price of $.36 per share. These Subsidiary Stock options were granted in exchange for services through April 16, 2004 and cliff vest on that date. The $36,000 value of the Subsidiary Stock options was determined under the guidance of Statement of Financial Standards No. 123 ("FAS 123") using a Black-Scholes option pricing model with the following assumptions: market price of $.31 per share, risk-free interest rate of 5.0%, dividend yield of 0%, volatility factor of .8, and a 10 year contractual term. Under FAS 123, these options will be revalued at the end of each reporting period and stock compensation expense will be recognized ratably over the vesting term. In the quarter ended June 30, 2002, $7,000 of stock compensation expense was recognized and charged to general and administrative expenses.

      Additionally, as part of the consulting arrangement entered into with the same former GoTrain officer mentioned above, this consultant was allowed to retain 45,000 vested TENERA stock options under the same terms as originally granted, rather than be subject to the forfeiture provisions of the plan related to employee terminations. The 45,000 TENERA stock options are comprised of two grants: 25,000 options expiring March 2005 with an exercise price of $1.36 and 20,000 options expiring April 2006 with an exercise price of $1.26. Because the terms of the grants were modified upon the change from employee to consultant, the modified stock options were accounted for as new grants and the fair value method (FAS 123) was used to determine the values. The valuations of the 25,000 and 20,000 option grants were calculated using the Black-Scholes option pricing model with the following assumptions: market price of $.49 per share for both grants, risk-free interest rate of 3.0% and 3.5%, respectively, dividend yield of 0% for both grants, volatility factor of .8 for both grants, and 3 years and 4 years contractual terms, respectively. The combined value of these modified grants was $8,000 and was charged to TENERA's general and administrative expenses in the quarter ended June 30, 2002.

      Per Share Computation. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. The determination of fully diluted earnings per share excludes the impact of 1,664,000 additional shares of TENERA common stock, issuable upon the exercise of outstanding stock options, because they are antidilutive. Also excluded from the computation of fully diluted earnings per share as antidilutive are the potential impact of the conversion of GoTrain convertible debentures (see Note 5 to Consolidated Financial Statements) and GoTrain Subsidiary Stock options of 3,333,000 shares and 1,406,250 shares, respectively, to GoTrain common stock.

      The following table sets forth the computation of basic and diluted earnings per share as required by Financial Accounting Standards Board Statement No. 128:

(In thousands, except for per share amounts)

-------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended June 30,          Six Months Ended June 30,
                                                -------------------------------    --------------------------------
                                                    2002              2001             2002               2001
-------------------------------------------------------------------------------------------------------------------
Numerator:
   Net loss ..............................      $  (1,299)        $   (682)         $ (2,439)         $ (1,195)
                                                =============    ==============    =============     ==============
Denominator:
  Denominator for basic earnings per
   share-- weighted-average shares                  9,984            9,984             9,984             9,984
   outstanding............................
  Effect of dilutive securities:
     Employee & Director stock options
     (Treasury stock method) .............             --               --                --                --
                                                -------------    --------------    -------------     --------------
  Denominator for diluted earnings per
  share--weighted-average common and
  common equivalent shares ...............          9,984            9,984             9,984             9,984
                                                =============    ==============    =============     ==============
Basic loss per share  ....................      $   (0.13)        $  (0.07)         $  (0.24)         $  (0.12)
                                                =============    ==============    =============     ==============
Diluted loss per share  ..................      $   (0.13)        $  (0.07)         $  (0.24)         $  (0.12)
                                                =============    ==============    =============     ==============

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

      Recent Accounting Pronouncements. In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which supersedes FAS No. 121, and Accounting Principles Board No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". FAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FAS 144 requires that long-lived assets that are disposed of by sale be measured at the lower of book value or fair value less cost to sell. The statement also significantly changes the criteria required to classify an asset as held-for-sale. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted FAS 144 for its fiscal year on January 1, 2002. The adoption of FAS 144 did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows during the first half of 2002. The Company will continue to assess the impact of FAS 144 on the carrying value of its long-lived assets.

Note 3. Commitments and Contingencies

      Leases. The Company occupies facilities under noncancelable operating leases expiring at various dates through 2005. The leases call for proportionate increases due to property taxes and certain other expenses. Rent expense amounted to $361,000 for the six month period ended June 30, 2002 ($346,000 for the same period in 2001).

      As of June 30, 2002, minimum rental commitments under operating leases, principally for real property, are as follows (in thousands):

  (Year Ending December 31)

----------------------------------------------------------------------------------------------------------------
2002 .........................................................................................      $      457
2003 .........................................................................................             717
2004 .........................................................................................             468
2005 .........................................................................................             382
2006 and Thereafter ..........................................................................              --
                                                                                                    ------------
Total Minimum Payments Required ..............................................................      $    2,024
                                                                                                    ============
----------------------------------------------------------------------------------------------------------------





Note 4. Long-Term Obligations

      In June 2001, GoTrain entered into a five-year agreement with SmartForce to co-develop and distribute ES&H and regulatory content via the SmartForce internet platform. Under the agreement, GoTrain retains the ownership of its proprietary content and GoTrain shares in the revenue of any GoTrain content sold by SmartForce. As part of the agreement, GoTrain was required to make an initial payment of $50,000 to SmartForce at inception and quarterly payments of $68,500 commencing September 30, 2001 (due sixty days thereafter), for platform license and maintenance, and integration of existing GoTrain content. The Company has paid $137,000 to SmartForce under the agreement in 2002.

      As of August 8, 2002, minimum net payments are as follows (in thousands):

  (Year Ending December 31)

----------------------------------------------------------------------------------------------------------------
2002 .........................................................................................      $      137
2003 .........................................................................................             274
2004 .........................................................................................             274
2005 .........................................................................................             274
2006 and Thereafter ..........................................................................             206
                                                                                                    ------------
Total Minimum Payments Required ..............................................................      $    1,165
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

      The holders of the Series 1 Debenture have the option at any time to convert some or all of the debenture principal balance into preferred stock of GoTrain. Otherwise, the debenture will be automatically converted into preferred stock upon the earlier of July 31, 2003, or in the event of an underwritten public offering of GoTrain common stock. At full conversion, the holders would own approximately 22% of GoTrain, subject to potential dilution from Subsidiary Stock options and Subsidiary Stock purchase rights granted under the GoTrain Plan.

      GoTrain has the option at any time to repay some or all of the Series 2 Debenture at face value or convert some or all of the debenture into preferred stock. Otherwise, the debenture will automatically convert into preferred stock under the same terms as the Series 1 Debenture. In the event of full conversion, the holders of the Series 2 Debenture would own approximately 11% of GoTrain, subject to potential dilution from Subsidiary Stock options and Subsidiary Stock purchase rights granted under the GoTrain Plan.

      On June 30, 2002, upon full conversion of the Series 1 and Series 2 debentures and the outstanding Subsidiary Stock options, the holders of the debentures would own approximately 29% of GoTrain.

      The Company accrued $45,000 of interest expense in the first half of 2002 related to these debentures.

Note 6. Segment Information


      Based on the criteria established by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information ("FAS 131"), the Company operates in two business segments based on product/service differentiation. In accordance with FAS 131, the Company is required to describe its reportable segments and provide data that is consistent with the data made available to the Company's Chief Operating Decision Maker ("CODM") to assess performance and make decisions.


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


      Information about the operating segments for the three and six month periods ended June 30, 2002 and 2001, respectively, and reconciliation to the Consolidated Statements of Operations, are as follows:

  (In thousands)

-----------------------------------------------------------------------------------------------------------------
                                                           Quarter Ended June 30,      Six Months Ended June 30,
                                                         --------------------------    --------------------------
                                                            2002           2001           2002           2001
--------------------------------------------------------------------    -----------    -----------    -----------
REVENUE
   Professional and Technical Services..............     $  3,218       $  5,064       $  6,939       $ 10,730
   e-Learning ......................................          271            237            682            444
                                                         -----------    -----------    -----------    -----------
     Total .........................................     $  3,489       $  5,301       $  7,621       $ 11,174
                                                         ===========    ===========    ===========    ===========
NET (LOSS) INCOME BEFORE TAX
   Professional and Technical Services .............     $   (220)      $    154       $   (281)      $    532
   e-Learning ......................................       (1,001)        (1,006)        (1,940)        (1,958)
   Corporate and Other .............................         (252)          (108)          (377)          (258)
                                                         -----------    -----------    -----------    -----------
     Total .........................................     $ (1,473)      $   (960)      $ (2,598)      $ (1,684)
                                                         ===========    ===========    ===========    ===========
DEPRECIATION AND AMORTIZATION EXPENSE
   Professional and Technical Services .............     $     12       $     15       $     25       $     32
   e-Learning ......................................          208            159            416            304
   Corporate and Other .............................            4              3              8             13
                                                         -----------    -----------    -----------    -----------
     Total .........................................     $    224       $    177       $    449       $    349
                                                         ===========    ===========    ===========    ===========

-----------------------------------------------------------------------------------------------------------------

      Revenues outside of the United States have been less than 1% of total Company revenues in each of the periods ended June 30, 2002 and 2001, respectively. Therefore, no enterprise-wide geographical data has been provided. The Company provides services and products to clients throughout the United States, and the geographical location of the client is not used for decision-making or performance evaluation.

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

                                  TENERA, INC.
                              Results of Operations
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                            Percent of Revenue           Percent of Revenue
                                                       ---------------------------   -------------------------
                                                       Three Months Ended June 30,   Six Months Ended June 30,
                                                       ---------------------------   -------------------------
                                                            2002           2001          2002          2001
------------------------------------------------------------------------------------------------------------------
Revenue ................................................   100.0%         100.0%        100.0%        100.0%

Direct Costs ...........................................    94.6           77.6          91.0          77.3

General and Administrative Expenses ....................    46.9           40.8          42.6          38.1

Other Income ...........................................        *          --                *         --
                                                          ---------      ---------     ---------     ---------
   Operating Loss ......................................   (41.5)         (18.4)        (33.6)        (15.4)

Interest (Expense) Income, Net .........................    (0.7)           0.3          (0.5)          0.3
                                                          ---------      ---------     ---------     ---------
Net Loss Before Income Tax Benefit .....................   (42.2)%        (18.1)%       (34.1)%       (15.1)%
                                                          =========      =========     =========     =========

------------------------------------------------------------------------------------------------------------------

            * Less than 0.05%


Results of Operations

      Net loss before income tax benefit for the three and six-month periods ended June 30, 2002 were $1,473,000 and $2,598,000, respectively, compared to net loss before income tax benefit of $960,000 and $1,684,000, respectively, for the same periods in 2001. The increase in loss primarily results from lower Professional and Technical Services Segment revenue. Specifically, a combination of a reduced number of federal government projects and lower labor billing rates for work at the DOE's Rocky Flats site (the "Rocky Flats Contract").

      Professional and Technical Services Segment revenue for the three and six-month periods ended June 30, 2002 decreased 36% and 35%, respectively, ($1.8 million and $3.8 million, respectively) from the same periods in 2001, primarily due to a lower allocation of work to the Company at the Rocky Flats site. For the second quarter and first six months of 2002, the concentration of revenue from government projects was 73% and 71%, respectively, of total Company revenue compared to 72% and 76%, respectively, in the same periods in 2001.

      Revenue in the e-Learning Segment increased by $34,000 and $238,000, respectively, in the quarter and first half ended June 30, 2002, as compared to the same period in 2001, mainly due to a greater number of new clients.

      Direct costs were lower in the three and six-month periods of 2002, compared to a year ago, primarily as a result of fewer Professional and Technical Services Segment projects. Gross margin decreased to 5% and 9%, respectively, in the quarter and first half of 2002 from 23% in the same periods of 2001, mainly due to client-mandated lowered labor billing rates for the ongoing Rocky Flats Contract activity, increased integration expenditures related to the SmartForce e-Learning agreement, and higher employee healthcare costs .

      General and administrative costs, in the quarter and six months ended June 30, 2002, were 24% lower compared to a year ago, primarily reflecting furloughing non-essential personnel under a plan implemented in August 2001. Included in general and administrative expenses for the second quarter 2002 is $15,000 of stock option compensation to a former officer of GoTrain, who provided and will provide e-Learning consulting services (see Note 2 to Consolidated Financial Statements).

      Net interest expense in 2002 represents accrued interest on the convertible debentures sold in March 2002 by the Company's GoTrain subsidiary (see Note 5 to Consolidated Financial Statements), partially offset by earnings from the investment of cash balances in money market accounts and short-term corporate debt instruments. Net interest income in 2001 represents earnings from the investment of cash balances in money market accounts and short-term corporate debt instruments and was higher than 2002 due to higher average cash balances and higher interest rates during 2001.

Contract Backlog

      During the second quarter of 2002, the Company received written contracts and orders having an estimated value of approximately $1.5 million; $2.0 million associated with the Professional and Technical Services Segment, $.5 million in new e-Learning Segment contracts, and partially offset by a $1.0 million negative adjustment related to a single e-Learning Segment client's revised usage expectations. The activity in the Professional and Technical Services Segment primarily reflects additional work with existing commercial clients and the additional funding of the Rocky Flats Contract . The e-Learning contract activity reflects expansion of work with existing clients and new orders under the SmartForce agreement (see Note 4 to Consolidated Financial Statements). The $1 million adjustment lowering the e-Learning Segment contract value for training course usage was due to a cost reduction program implemented by the Company's client, Motorola, that included significant layoffs of the client's workforce.

      Contracted backlog for current, active projects totaled approximately $9.3 million as of June 30, 2002, down from $13.9 million at December 31, 2001. The Professional and Technical Services and e-Learning segments account for $6.6 million and $2.7 million, respectively, of the backlog at June 30, 2002.


Liquidity and Capital Resources

      Cash and cash equivalents increased by $633,000 during the first six months of 2002. The increase was due to the sale of convertible debentures ($1,500,000), partially offset by cash used by operations ($849,000), and net acquisition of property and equipment ($18,000).

      Trade receivables, net of sales allowance, decreased by $576,000 from December 31, 2001, primarily due to lower revenues and increased collections during the period. The allowance for sales adjustments decreased by $8,000 from December 31, 2001, related to the closure and settlement of old government contracts.

      Income tax receivable decreased by $884,000 from December 31, 2001 due to the receipt in March 2002 of a federal tax refund of 1999 taxes paid. Additionally, the Company received federal tax refunds totaling $174,000 in June 2002 related to years 1999 and 1998 due to enactment in 2002 of the Economic Growth and Tax Relief Reconciliation Act.

      Other current assets increased by $157,000 from the end of 2001, reflecting increased prepaid expenses associated with insurance renewals.

      Other assets increased by $104,000 from December 31, 2001, primarily relating to training course and operating system development in the e-Learning Segment (see Note 2 to Consolidated Financial Statements).

      Accounts payable decreased by $143,000 since the end of 2001 primarily resulting from lower direct costs supporting decreased revenues. Accrued compensation and related expenses decreased by $3,000 during the period, primarily reflecting the reduction in the vacation accrual related to terminated employees.

      Deferred revenue increased by $26,000 from December 31, 2001 due to a higher level of upfront billing in the e-Learning Segment related to library course subscription fees and custom course fees.

      Accrued interest expense increased by $45,000 from December 31, 2001 due to the sale of convertible debentures in March 2002 (see Note 5 to Consolidated Financial Statements).

      No cash dividend was declared in the first six months of 2002.

      The impact of inflation on project revenue and costs of the Company was minimal.

      At June 30, 2002, the Company had operating lease commitments through 2005 totaling $2,024,000, principally for real property (see Note 3 to Consolidated Financial Statements). Additionally, the Company has other long-term obligations through 2006, totaling $1,165,000, related to an agreement with SmartForce to co-develop and distribute ES&H and regulatory content via the SmartForce internet platform (see Note 4 to Consolidated Financial Statements). The table below schedules these contractual obligations:


----------------------------------------------------------------------------------------------------------------
              Contractual Obligations                                   Payments Due By Period
                                                       ---------------------------------------------------------
                  (In thousands)                         Total     Less Than 1    1 - 3      4 - 5       After 5
                                                                      Year        Years      Years        Years
----------------------------------------------------------------------------------------------------------------
Operating Lease Obligations .....................      $ 2,024     $   909      $ 1,055     $    60     $    --
Other Long-Term Obligations......................        1,165         274          548         343          --
                                                       --------    --------     --------    --------    --------
Total Contractual Cash Obligations ..............      $ 3,189     $ 1,183      $ 1,603     $   403     $    --
----------------------------------------------------------------------------------------------------------------


       In March 2002, the Company's GoTrain subsidiary sold subordinated convertible debentures to private investors for a total principal amount of $1,500,000. Each debenture bears simple interest at the rate of 8% per annum, with cumulative interest payable only if the debenture is not converted into preferred stock of GoTrain, pursuant to the debenture terms. The maturity date of each debenture is July 31, 2003. The larger debenture, in the amount of $1,000,000, can be converted at any time by the holder into convertible preferred stock of GoTrain. The other debenture, in the amount of $500,000 can be repaid or converted into preferred stock at any time by GoTrain. Otherwise, the debentures will automatically convert into preferred stock at the earlier of the maturity date, or upon an underwritten public offering of GoTrain common stock. At maximum conversion, the holders would own approximately 33% of GoTrain, subject to potential dilution from Subsidiary Stock options and Subsidiary Stock purchase rights granted under the GoTrain Plan. At June 30, 2002, upon full conversion of the debentures and the outstanding Subsidiary Stock options, the holders of the debentures would own approximately 29% of GoTrain (see Note 5 to Consolidated Financial Statements).

        Management believes that cash expected to be generated by operations of the Company's Professional and Technical Services Segment, coupled with the tax refunds received in March and June 2002, should be sufficient to enable the Company to support its Professional and Technical Services Segment operations as currently structured through the next twelve months. However, there can be no assurance that the cash generation from the Professional and Technical Services Segment operations will materialize in quantities or timeframes projected by management. The reliance on one major customer in this segment for significant cash receipts, coupled with the likely impact of lowered billing rates for that customer, discussed under Results of Operations, highlights the uncertainty and risks associated with achieving the Company's liquidity targets.

      The funds generated by the issuance of the GoTrain convertible debentures can only be used for GoTrain operations pursuant to the terms of the debentures. Management expects this private placement financing will support GoTrain's operations through the balance of 2002. There can be no assurance that the cash receipts from the e-Learning Segment will materialize in quantities or timeframes projected by management. The slower than anticipated revenue growth in this segment, which management believes results from a lengthening of the sales cycle and lower projected course usage primarily due to a broad-based economic slowdown in the markets served, highlights the uncertainty and risks associated with achieving the Company's liquidity targets.

      The Company is currently seeking additional private placement financing for GoTrain. Furthermore, the Company is seeking bank lines of credit for each of its segment operations to provide additional working capital support of their respective business activities. There can be no assurance that such sources of capital will be available in sufficient amounts or on terms favorable to the Company, or at all.

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

                          PART II -- OTHER INFORMATION




Item 4.  Submission of Matter to a Vote of Security Holders


     On June 28, 2002, the Company held its Annual Meeting of Stockholders. The following individuals were elected to the Board of Directors:

----------------------------------------------------------------------------------------------------------------
                                                                                     Votes             Votes
                                                                                      For            Withheld
----------------------------------------------------------------------------------------------------------------
William A. Hasler .........................................................         6,072,108         2,712,086
Robert C. McKay ...........................................................         6,064,108         2,720,086

----------------------------------------------------------------------------------------------------------------




     The following proposals were approved at the Company's Annual Meeting:

----------------------------------------------------------------------------------------------------------------
                                                  Votes             Votes                             Broker
                                                   For             Against         Abstained         Non-Votes
----------------------------------------------------------------------------------------------------------------
    Proposal to ratify the selection of
    the Company's independent auditors .         8,752,333            21,511           10,350                 0

----------------------------------------------------------------------------------------------------------------




Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

      4.5 (1)  GoTrain Corp. 2002 Stock Option and Stock Plan

      11.0 Statement regarding computation of per share earnings: See Notes to Consolidated Financial Statements

      99.1 (1) Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Robert C. McKay - Chief Executive Officer and President)

      99.1 (1) Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002 (Jeffrey R. Hazarian - Chief Financial Officer and Executive Vice President)

      (b)  Reports on Form 8-K

               None.


________________________________
  (1)  Filed herewith

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  August 13, 2002



                      TENERA, INC.


                      By                 /s/ JEFFREY R. HAZARIAN
                          ------------------------------------------------------
                                           Jeffrey R. Hazarian
                            Executive Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


Ex.  4.5          GoTrain Corp. 2002 Stock Option and Stock Plan

Ex. 99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Robert C. McKay - Chief Executive Officer and President)

Ex. 99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Jeffrey R. Hazarian - Chief Financial Officer and Executive Vice President)