Form 10-Q
period 2002-09-30
TENERA INC
filed 2002-11-14
CIK 804731

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          ----------------------------

                                    FORM 10-Q

       (Mark One)

       [   X   ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended September 30, 2002

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

     The number of shares outstanding on September 30, 2002, was 9,984,259.

                                TABLE OF CONTENTS



                                                                                                          PAGE
                         PART I -- FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements (Unaudited) .............................................    1
    Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition .....   14
    Item 3.  Quantitative and Qualitative Disclosures of Market Risk....................................   18


                          PART II -- OTHER INFORMATION

    Item 1.  Legal Proceedings .........................................................................    *
    Item 2.  Changes in Securities .....................................................................    *
    Item 3.  Defaults Upon Senior Securities ...........................................................    *
    Item 4.  Submission of Matters to a Vote of Security Holders .......................................    *
    Item 5.  Other Information .........................................................................    *
    Item 6.  Exhibits and Reports on Form 8-K ..........................................................   19



______________________________
   * None.

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



  (In thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------------
                                               Three Months Ended September 30,     Nine Months Ended September 30,
                                               --------------------------------     ------------------------------
                                                    2002              2001              2002             2001
------------------------------------------------------------------------------------------------------------------
Revenue ..................................        $  3,182        $   4,441            $10,803         $15,615

Direct Costs .............................           2,938            3,549              9,872          12,185

General and Administrative Expenses ......           1,449            1,719              4,693           5,975

Impairment Loss ..........................             350               --                350              --

Other Expense.............................              --               --                  2              --
                                                 ------------     -------------      ------------    -------------

  Operating Loss .........................          (1,555)            (827)            (4,114)         (2,545)

Interest (Expense) Income, Net ...........             (26)             (18)               (65)             16
                                                 ------------     -------------      ------------    -------------
  Net Loss Before
  Income Tax Expense (Benefit)............          (1,581)            (845)            (4,179)         (2,529)

Income Tax Provision (Benefit) ...........               3             (245)              (156)           (734)
                                                 ------------     -------------      ------------    -------------
Net Loss .................................       $  (1,584)       $    (600)         $  (4,023)      $  (1,795)
                                                 ============     =============      ============    =============
Net Loss per Share-- Basic ...............       $   (0.16)       $   (0.06)         $   (0.40)      $   (0.18)
                                                 ============     =============      ============    =============
Net Loss per Share-- Diluted .............       $   (0.16)       $   (0.06)         $   (0.40)      $   (0.18)
                                                 ============     =============      ============    =============
Weighted Average
Number of Shares Outstanding-- Basic......           9,984            9,984              9,984           9,984
                                                 ============     =============      ============    =============
Weighted Average
Number of Shares Outstanding-- Diluted....           9,984            9,984              9,984           9,984
                                                 ============     =============      ============    =============

------------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                           CONSOLIDATED BALANCE SHEETS




  (In thousands, except share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                                  September 30,     December 31,
                                                                                       2002             2001
----------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents ...............................................       $     1,300       $     1,286
  Trade receivables, less allowance of $539 (2001 - $547)
    Billed ................................................................               925             1,533
    Unbilled ..............................................................               984             1,259
  Income tax receivable ...................................................                --               884
  Other current assets ....................................................               329               238
                                                                                  -------------     ------------
      Total Current Assets ................................................             3,538             5,200
Property and Equipment, Net ...............................................               311               546
Other Assets ..............................................................               635             1,232
                                                                                  -------------     ------------
         Total Assets .....................................................       $     4,484       $     6,978
                                                                                  =============     ============
LIABILITIES AND STOCKHOLDERS' (DEFICIT)EQUITY
Current Liabilities
  Accounts payable ........................................................       $     1,039       $     1,136
  Accrued compensation and related expenses ...............................             1,725             1,751
  Deferred revenue ........................................................               288               226
   Convertible debt and accrued interest ...................................            1,575                --
                                                                                  -------------     ------------
      Total Current Liabilities ...........................................             4,627             3,113
Commitments and Contingencies
Stockholders' (Deficit)Equity
  Common Stock, $0.01 par value, 25,000,000 authorized, 10,417,345 issued .               104               104
  Paid in capital, in excess of par .......................................             5,692             5,677
  Accumulated deficit......................................................            (5,446)           (1,423)
  Treasury stock-- 433,086 shares (2001 - 433,086 shares)..................              (493)             (493)
                                                                                  -------------     ------------
        Total Stockholders' (Deficit)Equity ...............................              (143)            3,865
                                                                                  -------------     ------------
         Total Liabilities and Stockholders' (Deficit)Equity ..............       $     4,484       $     6,978
                                                                                  =============     ============

----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)EQUITY
                                   (Unaudited)







  (In thousands)

-------------------------------------------------------------------------------------------------------------
                                  Common Stock           Paid-In
                                                       Capital in     Accumulated     Treasury
                            ------------------------     Excess        Deficit          Stock        Total
                                                         of Par
                                Shares       Amount
-------------------------------------------------------------------------------------------------------------
December 31, 2001 ......        9,984   $       104  $    5,677   $   (1,423)       $    (493)  $    3,865
Net Loss ...............           --          --            --       (1,140)              --       (1,140)
                            ----------- ------------ ------------ ----------------- ----------- -------------
March 31, 2002 .........        9,984   $       104  $    5,677   $   (2,563)       $    (493)  $    2,725

Fair Value of Stock
Compensation to Consultant         --          --            15          --                --           15
Net Loss ...............           --          --            --      (1,299)               --       (1,299)
                            ----------- ------------ ------------ ----------------- ----------- -------------
June 30, 2002 ..........        9,984   $       104  $    5,692   $  (3,862)        $    (493)  $    1,441

Fair Value of Stock
Compensation to Consultant         --          --            --          --                --           --
                            ----------- ------------ ------------ ----------------- ----------- -------------
Net Loss ...............           --          --            --      (1,584)               --       (1,584)
                            ----------- ------------ ------------ ----------------- ----------- -------------
September 30, 2002 .....        9,984   $       104  $    5,692   $  (5,4 46)       $    (493)  $     (143)
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

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

  (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                      2002             2001
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss ................................................................       $    (4,023)      $    (1,795)

  Adjustments to reconcile net losses to cash provided (used) by operating activities:

    Depreciation and amortization..........................................               669               538

    Impairment Loss........................................................               350                --

    Net loss on disposal of assets ........................................                 2                --

    Stock compensation to consultant ......................................                15                --

    Changes in assets and liabilities:

      Trade receivables, net of allowance .................................               883             2,093

      Income tax receivable ...............................................               884                --

      Other current assets ................................................              (156)             (491)

      Other assets ........................................................              (104)             (675)

      Accounts payable ....................................................               (97)           (1,207)

      Accrued compensation and related expenses ...........................               (26)               67

      Deferred revenue ....................................................                62                (2)

      Accrued interest expense ............................................                75                --
                                                                                  -------------     ------------

        Net Cash Used By Operating Activities .............................            (1,466)           (1,472)

CASH FLOWS FROM INVESTING ACTIVITIES

  Acquisition of property and equipment ...................................               (21)             (146)

  Proceeds from sale of assets ............................................                 1                --
                                                                                  -------------     ------------
        Net Cash Used in Investing Activities .............................               (20)             (146)
CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of convertible debentures..........................................             1,500                --
  Issuance of equity in subsidiary ........................................                --                 2
                                                                                  -------------     ------------
         Net Cash Provided by Financing Activities ........................             1,500                 2
                                                                                  -------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................                14            (1,616)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................             1,286             2,487
                                                                                  -------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................        $    1,300       $       871
                                                                                  =============     ============

----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2002 and 2001
                                   (Unaudited)


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


Note 2. Summary of Significant Accounting Policies

      Basis of Presentation. The accompanying consolidated interim financial statements include the accounts of the Company and its subsidiaries and are unaudited. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at September 30, 2002, and the results of operations and cash flows for the three and nine month periods ended September 30, 2002 and 2001, have been made. For further information, refer to the financial statements and notes thereto contained in TENERA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission ("SEC").

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

      Cash and Cash Equivalents. As of September 30, 2002, the Company's cash and cash equivalents included money market accounts and commercial paper issued by companies with strong credit ratings. Cash and cash equivalents at December 31, 2001 consist of deposited cash and money market accounts at a banking institution. Cash equivalents are carried at cost, which approximates fair value. The Company includes in cash and cash equivalents, all short-term, highly liquid investments, which mature within three months of acquisition.

      Concentrations of Credit Risk and Credit Risk Evaluations. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist principally of money market accounts. Cash and cash equivalents are held with a domestic financial institution with high credit standing. The Company has not experienced any significant losses on its cash and cash equivalents. The Company conducts business with companies in various industries primarily in the United States, and provides services directly and indirectly for federal government agencies. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit issues, and such losses to date have been within management's expectations. At September 30, 2002, three clients accounted for 33%, 17%, and 11% of the Company's trade receivables. At December 31, 2001, three clients accounted for 42%, 13%, and 10% of the Company's trade receivables. During the first nine months of 2002 and 2001, one client accounted for 66% and 73%, respectively, of total Company revenue. All the above concentrations relate to Professional and Technical Services Segment clients.

      Property and Equipment. Property and equipment are stated at cost ($3,367,000 and $3,411,000 at September 30, 2002 and 2001, respectively), net of accumulated depreciation ($3,056,000 and $2,781,000 at September 30, 2002 and 2001, respectively). Depreciation is calculated using the straight-line method over the estimated useful lives, which range from three to five years.

Other Assets and Impairment. Included in this asset category are the costs of internal-use e-Learning operating system software, both acquired and developed by the Company, and certain costs related to the development of the Company's e-Learning training courses used in its internet-based application service provider business. These costs have been capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Under the Company's business model through the second quarter of 2002, a limited license was granted to our clients to access the Company's training system via the internet. The proprietary software resides on the Company's computers and prior to the third quarter of 2002, clients had no other rights to the software. All training and maintenance costs are expensed as incurred. For the nine month period ended September 30, 2002, the Company capitalized $104,000 of developed software costs, compared to $675,000 for the same period in 2001. At September 30, 2002 and December 31, 2001, the Company had $635,000 and $1,232,000, respectively, of capitalized software costs, net of accumulated amortization of $691,000 and $340,000, respectively, and, at September 30, 2002, net of the $350,000 impairment charge discussed below. The estimated remaining useful life of costs capitalized is 27 months For the first nine months of 2002 and 2001, the amortization of capitalized software costs on the Company's books totaled $352,000 and $177,000, respectively.

      In the third quarter of 2002, the Company modified its business model in response to changes in the e-Learning marketplace. In addition to hosting training courses on its internal e-Learning operating system, the Company began offering content only and perpetual licenses to distributors and clients, whereby courses can be run on third-party operating systems. Because of this change under EITF 00-3, "Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware", any new development costs must be accounted for under the guidelines of FASB Statement 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Generally, under FASB Statement 86, software development costs subsequent to our decision to allow our products to be licensed and run on third-party operating systems will be expensed as incurred. For the quarter ended September 30, 2002, the Company expensed $90,000 of software development costs.

      Due to historical and projected losses in its e-Learning Segment, the Company reassessed the carrying values of its long-lived assets , including capitalized software development costs, in accordance with FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets ( see "Recent Accounting Pronouncements"). Based on a variety of factors, including actual revenues and/or usage attributable to individual library courses and the identification of software no longer to be used or supported by the Company, certain software with a carrying value of approximately $350,000 was determined to have little or no remaining utility or value. Accordingly, as of September 30, 2002, the Company has recorded an impairment charge to fully write-off the carrying value of these capitalized software costs.

      In accordance with the provisions of FASB Statement 144, the Company the Company has estimated the sum of undiscounted net operating cash flows of its business segments over the expected useful lives of the remaining long-lived assets and determined that they exceeded the net carrying value of these assets. Accordingly, no further asset impairment is evident at September 30, 2002. Given the history of losses, the Company will perform an assessment of potential long-lived asset impairment each quarter.

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

      The Company's e-Learning Segment's nonrefundable upfront subscription/license fees are recognized ratably over the contractual term, which is typically one year. License and subscription revenue recognition commences when delivery of initial access to the Company's learning management system and course(s) occurs in accordance with Staff Accounting Bulletin 101 (SAB 101). In addition, usage fee revenue is recognized on an actual usage basis.

      For perpetual license sales of courses to distributors and clients, whereby the Company may not be the application service provider, the Company must recognize revenue in accordance with Statement of Position (SOP) 97-2, as amended by SOP 98-4 and SOP 98-9. As noted above, prior to the change in the business model, the Company capitalized costs related to the development of the e-Learning training sourses under SOP 98-1. In accordance with that statement, before revenue can be recognized from any non-hosted sales of e-Learning training courses for which the development costs have been capitalized, the carrying value of the training course capitalized costs must be reduced to zero by the value of the sales. At September 30, 2002, the remaining net capitalized costs of the e-Learning courses was $159,000. There were no revenues of this type recorded in the first nine months of 2002 and until the $159,000 is fully amortized or recovered by the application of sales, no sales revenue can recorded from non-hosted sales.

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

      The Company recorded a tax expense of $3,000 in the third quarter of 2002, reflecting unaccrued state taxes paid for the 2001 tax year in conjunction with the filing of 2001 tax returns. For the nine month period ended September 30, 2002, the net tax benefit of $156,000 reflects federal tax refunds received for years 1999 and 1998 due to enactment in 2002 of the Economic Growth and Tax Relief Reconciliation Act, partially offset by minimum taxes due in certain states related to 2001 activity.

      Accounting for Stock-Based Compensation. Under the provisions of the TENERA 1992 Option Plan, 1,500,000 shares of TENERA common stock are reserved for issuance upon the exercise of options granted to key employees and consultants. TENERA's 1993 Outside Directors Compensation and Option Plan reserves 500,000 shares for issuance upon exercise of options granted to non-employee directors. The employee stock options generally vest over a three year period and expire six years from date of grant. The outside director options vest over a one year period and expire ten years from date of grant.

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

      During the second quarter of 2002, GoTrain also granted 250,000 Subsidiary Stock options to a former officer of, and now consultant to, GoTrain at an exercise price of $.36 per share. These Subsidiary Stock options were granted in exchange for services through April 16, 2004 and cliff vest on that date. The Subsidiary Stock options were revalued at September 30, 2002 under the guidance of Statement of Financial Standards No. 123 ("FAS 123") using a Black-Scholes option pricing model with the following assumptions: market price of $.17 per share, risk-free interest rate of 3.5%, dividend yield of 0%, volatility factor of .8, and a 10 year contractual term. Under FAS 123, these options will be revalued at the end of each reporting period and stock compensation expense will be recognized ratably over the vesting term. In the quarter and nine month period ended September 30, 2002, $700 and $7,000, respectively, of stock compensation expense was recognized and charged to general and administrative expenses.

      Additionally, as part of the consulting arrangement entered into with the same former GoTrain officer mentioned above, this consultant was allowed to retain 45,000 vested TENERA stock options under the same terms as originally granted, rather than be subject to the forfeiture provisions of the plan related to employee terminations. The 45,000 TENERA stock options are comprised of two grants: 25,000 options expiring March 2005 with an exercise price of $1.36 and 20,000 options expiring April 2006 with an exercise price of $1.26. Because the terms of the grants were modified upon the change from employee to consultant, the modified stock options were accounted for as new grants and the fair value method (FAS 123) was used to determine the values. The valuations of the 25,000 and 20,000 option grants were calculated using the Black-Scholes option pricing model with the following assumptions: market price of $.49 per share for both grants, risk-free interest rate of 3.0% and 3.5%, respectively, dividend yield of 0% for both grants, volatility factor of .8 for both grants, and 3 years and 4 years contractual terms, respectively. The combined value of these modified grants was $8,000 and was charged to TENERA's general and administrative expenses in the quarter ended June 30, 2002. Because these options were fully vested at the time of the employee's termination, they are not subject to revaluation and therefore, no adjustments were made in the third quarter of 2002.

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

      The following table sets forth the computation of basic and diluted earnings per share as required by Financial Accounting Standards Board Statement No. 128:

(In thousands, except for per share amounts)

-------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended Sept. 30,        Nine Months Ended Sept. 30,
                                                -------------------------------    --------------------------------
                                                    2002              2001             2002               2001
-------------------------------------------------------------------------------------------------------------------
Numerator:
   Net loss ..............................      $  (1,584)       $    (600)        $  (4,023)        $  (1,795)
                                                =============    ==============    =============     ==============
Denominator:
  Denominator for basic earnings per
   share-- weighted-average shares
   outstanding............................          9,984            9,984             9,984             9,984
  Effect of dilutive securities:
     Employee & Director stock options
     (Treasury stock method) .............             --               --                --                --
                                                -------------    --------------    -------------     --------------
  Denominator for diluted earnings per
  share--weighted-average common and
  common equivalent shares ...............          9,984            9,984             9,984             9,984
                                                =============    ==============    =============     ==============
Basic loss per share  ....................      $   (0.16)       $   (0.06)        $   (0.40)        $   (0.18)
                                                =============    ==============    =============     ==============
Diluted loss per share  ..................      $   (0.16)       $   (0.06)        $   (0.40)        $   (0.18)
                                                =============    ==============    =============     ==============

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

      Recent Accounting Pronouncements. In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), which supersedes FAS No. 121, and Accounting Principles Board No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". FAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FAS 144 requires that long-lived assets that are disposed of by sale be measured at the lower of book value or fair value less cost to sell. The statement also significantly changes the criteria required to classify an asset as held-for-sale. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted FAS 144 for its fiscal year on January 1, 2002. The company recorded an impairment loss of $350,000 in the quarter ended September 30, 2002 (see Note 2 to Consolidated Financial Statements). The Company will continue to assess the impact of FAS 144 on the carrying value of its long-lived assets.

Note 3. Commitments and Contingencies

      Leases. The Company occupies facilities under noncancelable operating leases expiring at various dates through 2005. The leases call for proportionate increases due to property taxes and certain other expenses. Rent expense amounted to $541,000 for the nine month period ended September 30, 2002 ($536,000 for the same period in 2001).

      As of September 30, 2002, minimum rental commitments under operating leases, principally for real property, are as follows (in thousands):

  (Year Ending December 31)

----------------------------------------------------------------------------------------------------------------
2002 .........................................................................................      $      216
2003 .........................................................................................             721
2004 .........................................................................................             468
2005 .........................................................................................             382
2006 and Thereafter ..........................................................................              --
                                                                                                    ------------
Total Minimum Payments Required ..............................................................      $    1,787
                                                                                                    ============
----------------------------------------------------------------------------------------------------------------





Note 4. Long-Term Obligations

      In June 2001, GoTrain entered into a five-year agreement with SmartForce to co-develop and distribute ES&H and regulatory content via the SmartForce internet platform. Under the agreement, GoTrain retains the ownership of its proprietary content and GoTrain shares in the revenue of any GoTrain content sold by SmartForce. As part of the agreement, GoTrain was required to make an initial payment of $50,000 to SmartForce at inception and quarterly payments of $68,500 commencing September 30, 2001 (due sixty days thereafter), for platform license and maintenance, and integration of existing GoTrain content. The Company has paid $68,500 to SmartForce under the agreement in 2002. As of September 30, 2002, the Company owes SmartForce $206,000 and SmartForce owes the Company $268,000 for royalties and implementation fees under the agreement.

      In June 2002, SmartForce announced that it had entered into an agreement to merge with SkillSoft, another e-Learning company, which was completed in September 2002.

      As of September 30, 2002, minimum net payments are as follows (in thousands):

  (Year Ending December 31)

----------------------------------------------------------------------------------------------------------------
2002 .........................................................................................      $      206
2003 .........................................................................................             274
2004 .........................................................................................             274
2005 .........................................................................................             274
2006 and Thereafter ..........................................................................             206
                                                                                                    ------------
Total Minimum Payments Required ..............................................................      $    1,233
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

      On September 30, 2002, upon full conversion of the Series 1 and Series 2 debentures and the outstanding Subsidiary Stock options, the holders of the debentures would own approximately 29% of GoTrain.

      The Company accrued $75,000 of interest expense in the first nine months of 2002 related to these debentures.

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


      Information about the operating segments for the three and nine month periods ended September 30, 2002 and 2001, respectively, and reconciliation to the Consolidated Statements of Operations, are as follows:

  (In thousands)

-----------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended             Nine Months Ended
                                                               September 30                  September 30,
                                                         --------------------------    --------------------------
                                                            2002           2001           2002           2001
--------------------------------------------------------------------   ------------    -----------    -----------
REVENUE
   Professional and Technical Services..............     $  2,934       $  4,173       $  9,872       $ 14,902
  e-Learning .......................................          248            268            931            713
                                                         -----------    -----------    -----------    -----------
      Total .........................................     $  3,182       $  4,441       $ 10,803       $ 15,615
                                                         ===========    ===========    ===========    ===========
 NET (LOSS) INCOME BEFORE TAX
   Professional and Technical Services .............     $   (215)      $    (39)      $   (495)      $    493
   e-Learning ......................................       (1,224)          (773)        (3,164)        (2,731)
   Corporate and Other .............................         (142)           (33)          (520)          (291)
                                                         -----------    -----------    -----------    -----------
     Total .........................................     $ (1,581)      $   (845)      $ (4,179)      $ (2,529)
                                                         ===========    ===========    ===========    ===========
IMPAIRMENT LOSS
    Professional and Technical Services.............     $     --       $     --       $     --       $     --
    e-Learning .....................................          350             --            350             --
                                                         -----------    -----------    -----------    -----------
         Total ......................................    $    350       $     --       $    350       $     --
                                                         ===========    ===========    ===========    ===========
DEPRECIATION AND AMORTIZATION EXPENSE
   Professional and Technical Services .............     $     12       $     14       $     36       $     46
   e-Learning ......................................          205            170            621            474
   Corporate and Other .............................            3              5             12             18
                                                         -----------    -----------    -----------    -----------
     Total .........................................     $    220       $    189       $    669       $    538
                                                         ===========    ===========    ===========    ===========

-----------------------------------------------------------------------------------------------------------------

      Revenues outside of the United States have been less than 1% of total Company revenues in each of the periods ended September 30, 2002 and 2001, respectively. Therefore, no enterprise-wide geographical data has been provided. The Company provides services and products to clients throughout the United States, and the geographical location of the client is not used for decision-making or performance evaluation.

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

      Additionally, in the third quarter of 2002, the Company began offering non-hosted e-Learning licensing arrangements to distributors and clients. These types of sales will be accounted for under SOP 97-2. Prior to this change in the business model, the Company capitalized costs related to the development of the e-Learning training sourses under SOP 98-1. In accordance with that statement, before revenue can be recognized from any non-hosted sales of e-Learning training courses for which the development costs have been capitalized, the carrying value of the training course capitalized costs must be reduced to zero by the value of the sales. At September 30, 2002, the remaining net capitalized costs of the e-Learning courses was $159,000. There were no revenues of this type recorded in the first nine months of 2002 and until the $159,000 is fully amortized or recovered by the application of sales, no sales revenue can recorded from non-hosted sales. It is unknown when the Company will be able to recognize revenue from non-hosted license sales.

      Furthermore, a portion of the Professional and Technical Services Segment revenue is derived from fixed-price contracts. Revenue for these contracts is recognized using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Recognized revenues are subject to revisions as the contract progresses to completion. Revisions in revenue estimates are made in the period in which the facts that give rise to the revision become known.

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

Approval for Non-Audit Services

      The Company currently engages Ernst & Young as its independent auditors. In addition to the audit services they provide with respect to the Company's audited consolidated financial statements included in its Annual Reports on Form 10-K and certain filings with the Securities and Exchange Commission, Ernst & Young has provided the Company in the past and may provide in the future certain non-audit services, such as tax services (tax compliance and tax related consultations) and audit related assistance, such as services in connection with accounting issues and SEC reporting matters. Effective as of July 30, 2002, the Sarbanes-Oxley Act of 2002 requires that all non-auditing services, other than in certain circumstances as provided therein, provided to an issuer by the auditor of the issuer be preapproved by the audit committee of the issuer. Accordingly, the Company's audit committee has approved the tax services and audit type assistance services currently being provided to the Company by Ernst & Young. The Company's audit committee of its board of directors currently consists of Messrs. Thomas S. Loo, William A. Hasler, and George L. Turin.



                                  TENERA, INC.
                              Results of Operations
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                            Percent of Revenue           Percent of Revenue
                                                          ------------------------     -----------------------
                                                            Three Months Ended           Nine Months Ended
                                                                 Sept. 30,                   Sept. 30,
                                                          ------------------------     -----------------------
                                                            2002           2001          2002          2001
------------------------------------------------------------------------------------------------------------------
Revenue ................................................   100.0%         100.0%        100.0%        100.0%

Direct Costs ...........................................    92.3           79.9          91.4          78.0

General and Administrative Expenses ....................    45.6           38.7          43.4          38.3

Impairment Loss ........................................    11.0           --             3.3          --

Other Income ...........................................    --             --              *           --
                                                          ---------      ---------     ---------     ---------
   Operating Loss ......................................   (48.9)         (18.6)        (38.1)        (16.3)

Interest (Expense) Income, Net .........................    (0.8)          (0.4)         (0.6)          0.1
                                                          ---------      ---------     ---------     ---------
Net Loss Before Income Tax Expense (Benefit) ...........   (49.7)%        (19.0)%       (38.7)%       (16.2)%
                                                          =========      =========     =========     =========

------------------------------------------------------------------------------------------------------------------

            * Less than 0.05%


Results of Operations

      Net loss before income tax for the three and nine-month periods ended September 30, 2002 were $1,581,000 and $4,179,000, respectively, compared to net loss before income tax benefit of $845,000 and $2,529,000, respectively, for the same periods in 2001. The increase in loss primarily results from lower Professional and Technical Services Segment revenue. Specifically, a combination of a reduced number of federal government projects and lower labor billing rates for work at the DOE's Rocky Flats site (the "Rocky Flats Contract").

      Professional and Technical Services Segment revenue for the three and nine-month periods ended September 30, 2002 decreased 30% and 34%, respectively, ($1.2 million and $5.0 million, respectively) from the same periods in 2001, primarily due to a lower allocation of work to the Company at the Rocky Flats site. For the third quarter and first nine months of 2002, the concentration of revenue from government projects was 76% and 72%, respectively, of total Company revenue compared to 72% and 75%, respectively, in the same periods in 2001.

      Revenue in the e-Learning Segment decreased by $20,000 in the quarter ended September 30, 2002, as compared to the same period in 2001, mainly due to a lower amount of custom course sales. However, revenue increased by $218,000 in the nine month period ended September 30, 2002, primarily as a result of a greater number of new clients.

      Direct costs were lower in the three and nine-month periods ended September 30, 2002, compared to a year ago, primarily as a result of fewer Professional and Technical Services Segment projects. Gross margin decreased to 8% and 9%, respectively, in the three and nine month periods ended September 30, 2002 from 20% and 22%, respectively, in the same periods of 2001, mainly due to client-mandated lowered labor billing rates for the ongoing Rocky Flats Contract activity, increased integration expenditures related to the SmartForce e-Learning agreement, and higher employee healthcare costs .

      General and administrative costs, in the three and nine month periods ended September 30, 2002, were lower 16% and 21%, respectively, compared to a year ago, primarily reflecting furloughing non-essential personnel under a plan implemented in August 2001. Included in general and administrative expenses for the nine month period ended September 30, 2002 is $15,000 of stock option compensation to a former officer of GoTrain, who provided and will provide e-Learning consulting services (see Note 2 to Consolidated Financial Statements).

      In the third quarter of 2002, the Company recorded an impairment charge of $350,000 related to the write-off of certain internally developed training course assets in its e-Learning Segment deemed to be obsolete (see Note 2 to Consolidated Financial Statements). The Company determined that many of the library courses it had developed had little or no future utility or economic benefit based on historical sales and management projections.

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


Contract Backlog


      During the third quarter of 2002, the Company received written contracts and orders having an estimated value of approximately $1.2 million; $.7 million associated with the Professional and Technical Services Segment, $.5 million in new e-Learning Segment contracts. The activity in the Professional and Technical Services Segment primarily reflects additional work with existing commercial clients and the additional funding of the Rocky Flats Contract . The e-Learning contract activity reflects expansion of work with existing clients and partnerships and new orders under the SmartForce agreement (see Note 4 to Consolidated Financial Statements).


      Contracted backlog for current, active projects totaled approximately $6.9 million as of September 30, 2002, down from $13.9 million at December 31, 2001. The Professional and Technical Services and e-Learning segments account for $4.0 million and $2.9 million, respectively, of the backlog at September 30, 2002.


Liquidity and Capital Resources

      Cash and cash equivalents increased by $14,000 during the first nine months of 2002. The increase was due to the sale of convertible debentures ($1,500,000), mostly offset by cash used by operations ($1,466,000), and net acquisition of property and equipment ($20,000).

      Trade receivables, net of sales allowance, decreased by $883,000 from December 31, 2001, primarily due to lower revenues and increased collections during the period. The allowance for sales adjustments decreased by $8,000 from December 31, 2001, related to the closure and settlement of old government contracts.

      Income tax receivable decreased by $884,000 from December 31, 2001 due to the receipt in March 2002 of a federal tax refund of 1999 taxes paid. Additionally, the Company received federal tax refunds totaling $174,000 in June 2002 related to years 1999 and 1998 due to enactment in 2002 of the Economic Growth and Tax Relief Reconciliation Act.

      Other current assets increased by $156,000 from the end of 2001, reflecting increased prepaid expenses associated with insurance renewals.

      Other assets increased by $104,000 from December 31, 2001, primarily relating to training course and operating system development in the e-Learning Segment (see Note 2 to Consolidated Financial Statements).

      Accounts payable decreased by $97,000 since the end of 2001 primarily resulting from lower direct costs supporting decreased revenues. Accrued compensation and related expenses decreased by $26,000 during the period, primarily reflecting accrued vacation taken by employees in the third quarter of 2002 and the reduction in the vacation accrual related to terminated employees.

      Deferred revenue increased by $62,000 from December 31, 2001 due to a higher level of upfront billing in the e-Learning Segment related to library course subscription fees and custom course fees.

      Accrued interest expense increased by $75,000 from December 31, 2001 due to the sale of convertible debentures in March 2002 (see Note 5 to Consolidated Financial Statements).

      No cash dividend was declared in the first nine months of 2002.

      The impact of inflation on project revenue and costs of the Company was minimal.

      At September 30, 2002, the Company had operating lease commitments through 2005 totaling $1,787,000, principally for real property (see Note 3 to Consolidated Financial Statements). Additionally, the Company has other long-term obligations through 2006, totaling $1,233,000, related to an agreement with SmartForce to co-develop and distribute ES&H and regulatory content via the SmartForce internet platform (see Note 4 to Consolidated Financial Statements). The table below schedules these contractual obligations:


----------------------------------------------------------------------------------------------------------------
              Contractual Obligations                                   Payments Due By Period
                                                       ---------------------------------------------------------
                  (In thousands)                         Total     Less Than 1     1 - 3      4 - 5      After 5
                                                                      Year         Years      Years       Years
----------------------------------------------------------------------------------------------------------------
Operating Lease Obligations .....................      $ 1,787     $   778      $   929     $    80     $    --
Other Long-Term Obligations......................        1,233         412          548         273          --
                                                       --------    --------     --------    --------    --------
Total Contractual Cash Obligations ..............      $ 3,020     $ 1,190      $ 1,477     $   353     $    --
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

          The slower than anticipated revenue growth in the e-Learning Segment, which management believes has resulted from a lengthening of the sales cycle and lower projected course usage primarily due to a broad-based economic slowdown in the markets served, has depleted the funds generated from the issuance of the GoTrain convertible debentures. However, management projects that cash generated from operations in the fourth quarter of 2002 will be positive and sustainable into 2003 based upon expected collection of outstanding trade receivables at September 30, 2002, cash from new sales closed at the end of the third quarter of 2002, and expected new sales during the fourth quarter of 2002. There can be no assurance that the cash receipts from the e-Learning Segment will materialize in quantities or timeframes projected by management.

      In order to provide adequate working capital and growth capacity for its e-Learning Segment, the Company is currently seeking additional private placement financing for GoTrain. Furthermore, the Company is seeking bank lines of credit for each of its segment operations to provide additional working capital support of their respective business activities. There can be no assurance that such sources of capital will be available in sufficient amounts or on terms favorable to the Company, or at all. In order to provide GoTrain interim working capital, TENERA and GoTrain entered into a credit agreement in October 2002. Under the agreement, TENERA will provide a revolving credit facility to GoTrain to borrow up to $200,000 to finance its ongoing working capital and general corporate needs. The credit facility is secured by the trade receivable assets of GoTrain.

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



Dated:  November 14, 2002



                       TENERA, INC.


                       By                 /s/ JEFFREY R. HAZARIAN
                           -----------------------------------------------------
                                          Jeffrey R. Hazarian
                            Executive Vice President and Chief Financial Officer

                                  CERTIFICATION






I, Robert C. McKay, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TENERA, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







Dated:  November 14, 2002                    /s/ ROBERT C. McKAY
                                   ---------------------------------------------
                                                Robert C. McKay
                                      Chief Executive Officer and President

                                  CERTIFICATION






I, Jeffrey R. Hazarian, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TENERA, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







Dated:  November 14, 2002                /s/ JEFFREY R. HAZARIAN
                           -----------------------------------------------------
                                            Jeffrey R. Hazarian
                            Executive Vice President and Chief Financial Officer

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