Form 10-K
period 2002-12-31
TENERA INC
filed 2003-04-15
CIK 804731

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          ----------------------------

                                    FORM 10-K

             (Mark One)

        [   X   ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes            No  X        .
   --------      -----------

     As of March 1, 2003, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $812,579 based on the last transaction price as reported on the American Stock Exchange. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

     The number of shares outstanding on March 1, 2003 was 9,984,259.

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

      In 1995, the Company formed TENERA Rocky Flats, LLC ("Rocky Flats"), a Colorado limited liability company, to provide professional and technical services in connection with participation in the Performance Based Integrating Management Contract ("Rocky Flats Contract") at the Department of Energy's ("DOE") Rocky Flats Environmental Technology Site ("Site"). In 2000, Closure Mission Support Services, LLC ("CMSS"), a Colorado limited liability company, was formed by Rocky Flats as a majority-owned joint venture to provide professional and technical services in connection with a recompete of the professional support services at the Site. In the fourth quarter of 2000, the Company was awarded a new contract for an initial three (3) year period followed by three one-year renewal options exercisable by the prime contractor.

      In 1997, the Company formed TENERA Energy, LLC ("Energy"), a Delaware limited liability company, to consolidate its commercial electric power utility business into a separate legal entity. Energy offers professional environmental and ecological services, and risk management services to nuclear and fossil plant operators.

      In 1999, the Company formed TENERA GoTrain.Net, LLC ("GoTrain"), a Delaware limited liability company, initially as a joint venture operation with a minority interest partner, SoBran, Inc., an Ohio corporation, specializing in Internet technologies. In 2000, the Company purchased certain Internet-based development assets of SoBran, Inc., including SoBran's minority interest in TENERA GoTrain.Net, LLC. GoTrain, now a wholly-owned subsidiary, is an e-Learning application service provider offering Web-based, e-Learning solutions to selected industries needing regulatory-driven environmental, safety, and health (ES&H) training, specifically manufacturing, utilities, petrochemical, and Fortune 1000 companies. As of January 1, 2002, TENERA GoTrain.Net, LLC changed its legal structure and all of the assets and liabilities were transferred to GoTrain Corp, a Delaware corporation.

       The Company is principally organized into two operating segments:
Professional and Technical Services and e-Learning (see Note 8 to Consolidated Financial Statements for additional information regarding Company segments).

      In early 2003, the Board of Directors determined that the Company's limited financial resources, as well as the increasingly more costly regulatory climate to operate as a public company, require it to actively seek to dispose of its operating segments or permit its operating units to dispose of their assets in order to preserve shareholder value. Therefore, the Company is exploring alternatives for reducing negative cash flow from operations, including the possible sale or shutdown of certain operating units. There can be no assurance that adequate liquidity will materialize in quantities or timeframes, or sustainable in the current economic slowdown projected by management.

Markets and Business Strategy

      Professional and Technical Services Segment. TENERA provides professional and technical services to DOE owned sites and national research laboratories, commercial electric generating plants and other regulatory-impacted industries to solve complex management, engineering, environmental, health and safety issues associated with their properties and energy assets. TENERA's services primarily focus on environmental and ecological services, which assist its commercial clients with respect to their nuclear and fossil plant operations and compliance with environmental regulations. TENERA provides its governmental clients, the DOE and DOE prime contractors with assistance in devising, implementing, and monitoring strategies to improve performance and cost effectiveness from an operational, safety, and environmental perspective at DOE-owned nuclear reactor sites and national research laboratories.

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

      The DOE began programs to address safety problems and environmental concerns, which have emerged at its nuclear facilities. These programs are designed to bring the operations into compliance with a variety of health, safety, and environmental requirements, similar to those applicable to the commercial electric utility industry. The DOE's decontamination, decommissioning, and remediation programs are also aimed at achieving significant cleanup of its hazardous waste production and storage facilities and the partial shutdown of nuclear operations at a number of its sites.

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

      e-Learning Segment. The Company, through its GoTrain subsidiary, develops, markets, and delivers an extensive library of e-Learning products designed to provide cost-effective solutions to regulatory mandated ES&H-related training needs for its clients. The Company also provides custom e-Learning products and services in response to all aspects of enterprise and workforce effectiveness, safety, compliance, and performance. The Company's proprietary Learning Management System ("LMS") is designed to provide a set of e-Learning tools that is generally scalable to any size client.

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


Services and Products

      The following table reflects the percentage of revenues derived for each of these segments for the period indicated during the fiscal years ended December 31, 2000 through 2002:

----------------------------------------------------------------------------------------------------------------
                                                                                 Year Ended December 31,
                                                                          --------------------------------------
                                                                             2002         2001         2000
----------------------------------------------------------------------------------------------------------------
Professional and Technical Services ...................................      90.3%        94.5%        98.7%
e-Learning ............................................................       9.7%         5.5%         1.3%
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

      Environmental and ecological issues at DOE and electric utility facilities

      Risk management

      Operations and maintenance performance improvement

      Plant safety

      Nuclear safety and criticality at DOE facilities

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

      Learning Management System (Web-based delivery platform)

      Library of ES&H Web-based e-Learning

      Custom Web-based e-Learning

      Courseware tools

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

      e-Learning Segment. The Company uses a multiple sales channel strategy to penetrate targeted markets. To sell its products and services, the Company employs field salespeople and utilizes third-party partners. Additionally, a large portion of new sales from existing clients originates from the Company's account managers assigned to manage the ongoing relationships with clients. Through the middle of 2002, the majority of sales originated from field salespeople and account managers. However, since that time, most of the new sales have been generated from third-party partners, such as SkillSoft (formerly known as SmartForce), a leader in e-Learning solutions and content with whom the Company has a long-term agreement (see Note 6 to Consolidated Financial Statements). The Company also markets its products and services through direct advertising, publication interviews and reviews, trade shows, and industry and trade associations.

Clients

      During the year ended December 31, 2002, TENERA provided services to approximately 65 clients involving over 75 contracts. During the year ended December 31, 2001, TENERA provided services to over 60 clients involving over 70 contracts. Over 60% of TENERA's clients during the year ended December 31, 2002, had previously used its services. Less than 1% of all revenues were from clients outside of the United States.

      Professional and Technical Services Segment. During the year ended December 31, 2002, one Professional and Technical Services Segment client, Kaiser-Hill Company, LLC ("Kaiser-Hill"), prime contractor of the Rocky Flats Contract, accounted for 63% of the Company's total revenue. During the year ended December 31, 2001, Kaiser-Hill accounted for 71% of the Company's total revenue. The Company has maintained a working relationship with Kaiser-Hill for seven years, during which time various contracts have been completed and replaced with new or follow-on contracts. The existing contract, awarded in the fourth quarter of 2000, is for a lower value than the Company's prior contract, reflecting Kaiser-Hill's decision to discontinue use of lower-tier subcontractor teams at the Site. There can be no assurance that this relationship will be maintained beyond the existing contract, and the loss of this client would have a material adverse effect on the Company (see "Risk Factors").

      e-Learning Segment. The Company provided services to twenty-five e-Learning Segment clients during 2002 versus fifteen clients during 2001. At December 31, 2002, over twenty e-Learning Segment clients had contracted access for over 200,000 learners in the Company's Web-based Training System for use within the next twelve months.


Operations

      TENERA generally receives payments on amounts billed 30 to 90 days after billing, except for retention under contracts. TENERA has historically experienced a low percentage of losses due to poor credit risks since the majority of TENERA's clients are utility companies, DOE, or DOE prime contractors.

      Professional and Technical Services Segment. The Company primarily contracts for its services in one of three ways: time and materials ("T & M"), time and materials plus incentive fee ("TMIF"), or fixed price. T & M and TMIF contracts, which cover the majority of TENERA's revenues, are generally billed monthly by applying a multiplier factor to specific labor costs or by use of a fixed hourly labor rate charged to each project. T & M and TMIF contracts are generally structured to include "not-to-exceed" ceilings; however, if after initial review or after work has started, it is noted that additional work is required, the contract normally can be renegotiated to include such additional work and to increase the contract ceiling accordingly. Fixed-price contracts are generally applicable where TENERA has been requested to deliver services and/or products previously developed by it or deliverable to multiple customers. Typical fixed-price contracts are less than six months in duration and are billed at project completion. At December 31, 2002, of the total outstanding contracts, less than 10% were fixed-price.

      e-Learning Segment. The typical business contract for GoTrain products is a subscription agreement with volume price breaks and annual renewal options. Custom training course development is provided to clients on a non-refundable fixed-price contract basis, with entitlement to unlimited client use of the product. However, a per-use fee (learner seat) is charged in custom training course contracts for use of the LMS.


Backlog

      As of December 31, 2002, TENERA had contracted a backlog of approximately $12.3 million, all of which is cancelable by the clients. The Professional and Technical Services and e-Learning segments account for $9.4 million and $2.9 million, respectively, of the backlog. Contracted backlog represents the aggregate of the remaining value of those active contracts entered into by TENERA for services that are limited by a contractual amount and does not include any estimates of open-ended services contracts or unfunded backlog that may result from additions to existing contracts.

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

      e-Learning Segment. In 2002, TENERA spent approximately $264,000 in developing products related to its e-Learning business. In 2001 and 2000, the Company spent approximately $800,000 and $700,000, respectively, on development for similar activities. The majority of these costs were capitalized as Other Assets and are being amortized over the estimated life of the developed products. These development efforts were key in the Company's successful operation and access to its Web-based LMS and accompanying training course library.

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

Personnel

      At December 31, 2002, the Company employed a total of 114 consultants, engineers, scientists and software developers, and a supporting administrative staff of 15 employees. Many employees hold advanced degrees. TENERA also retains the services of numerous independent contractors in order to fulfill specific needs for particular projects. None of TENERA's employees are represented by a labor union.

Item 2.  Properties

      The Company's headquarters are located in San Francisco, California, and consist of approximately 5,400 square feet of leased office space, expiring in December 2005. TENERA also leases approximately 12,800 square feet in Knoxville, Tennessee, expiring in January 2004, 2,400 square feet in Louisville, Colorado, expiring in October 2003, and approximately 5,300 square feet in San Luis Obispo, California, with 26% of the space expiring in December 2003 and 74% expiring in December 2004.

Item 3.  Legal Proceedings

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Shares of the Company's Common Stock are listed for trading on AMEX under the symbol TNR. The first trading day on AMEX was June 30, 1995, at which time 10,417,345 shares were outstanding. There were approximately 500 shareholders of record as of March 1, 2003.

----------------------------------------------------------------------------------------------------------------
                                     2002                          2001                          2000
                           -------------------------     -------------------------     -------------------------
                                Price Range of                Price Range of                Price Range of
                             TENERA, Inc. Shares           TENERA, Inc. Shares           TENERA, Inc. Shares
                           -------------------------     -------------------------     -------------------------
                             High            Low           High            Low           High            Low
----------------------------------------------------------------------------------------------------------------
First Quarter ......        $  0.60        $  0.22        $  0.875       $  0.250       $  2.250      $  0.8125
Second Quarter .....           0.50           0.29           0.490          0.355          1.625          0.875
Third Quarter ......           0.35           0.08           0.590          0.300          1.250          0.750
Fourth Quarter .....           0.26           0.05           0.440          0.210          0.875          0.500
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

                                  TENERA, INC.
                              FINANCIAL HIGHLIGHTS



  (In thousands, except per share and statistical amounts)

----------------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31,
                                                       ---------------------------------------------------------
                                                         2002        2001         2000        1999        1998
----------------------------------------------------------------------------------------------------------------
OPERATIONS DATA
Revenue .........................................     $ 13,823    $ 20,065     $ 32,443    $ 37,922    $ 27,445
Operating (Loss) Income..........................       (4,870)     (3,119)         (19)      2,336       1,874
Net (Loss) Earnings..............................       (4,806)     (2,030)         100       1,342       1,674
(Loss) Earnings per Share-- Basic ...............        (0.48)      (0.20)        0.01        0.13        0.17
(Loss) Earnings per Share-- Diluted .............        (0.48)      (0.20)        0.01        0.13        0.16
Weighted Average Shares-- Basic..................        9,984       9,984        9,960      10,050      10,124
Weighted Average Shares-- Diluted................        9,984       9,984       10,195      10,409      10,450
CASH FLOW DATA
Net Cash (Used) Provided by Operating Activities      $ (1,488)   $ (1,052)     $  (164)   $    631    $    906
Net (Decrease) Increase in Cash and Cash
Equivalents .....................................           (9)     (1,201)      (1,006)        132       1,069
FINANCIAL POSITION AT DECEMBER 31
Cash and Cash Equivalents .......................        1,277       1,286        2,487       3,493       3,361
Working Capital .................................       (1,744)      2,037        4,443       5,467       4,474
Total Assets ....................................        3,536       6,978       10,074      10,710       9,206
Total Liabilities ...............................        4,461       3,113        4,181       4,950       4,538
Stockholders' (Deficit) Equity...................         (925)      3,865        5,893       5,760       4,668
OTHER INFORMATION
Number of Employees .............................          129         162          192         187         196
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

      Additionally, in the third quarter of 2002, the Company began offering non-hosted e-Learning licensing arrangements to distributors and clients. These types of sales are accounted for under the AICPA Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). Prior to this change in the business model, the Company capitalized costs related to the development of the e-Learning training sources under SOP 98-1. In accordance with that statement, before revenue can be recognized from any non-hosted sales of e-Learning training courses for which the development costs have been capitalized, the carrying value of the training course capitalized costs must be reduced to zero by the value of the licensed sales. The capitalized costs were reduced by $15,000 from the sale of a non-hosted courseware license during 2002 and at December 31, 2002, the remaining net capitalized costs of the e-Learning courses were $117,000. Because the Company to date has had very limited activity in non-hosted license sales, it is unable to predict when the Company will be able to recognize revenue from this type of sales.

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

Approval for Non-Audit Services

      The Company currently engages Ernst & Young as its independent auditors. In addition to the audit services they provide with respect to the Company's audited consolidated financial statements included in its Annual Reports on Form 10-K and certain filings with the Securities and Exchange Commission, Ernst & Young has provided the Company in the past and may provide in the future certain non-audit services, such as tax services (tax compliance and tax related consultations) and audit related assistance, such as services in connection with accounting issues and SEC reporting matters. Effective as of July 30, 2002, the Sarbanes-Oxley Act of 2002 requires that all non-auditing services provided to an issuer by the auditor of the issuer be pre-approved by the audit committee of the issuer. Accordingly, the Company's audit committee has approved the audit and tax service fees applicable to services currently being provided to the Company by Ernst & Young. Tax service fees relate to services for tax compliance and tax planning. The Company's audit committee of its board of directors currently consists of Messrs. Thomas S. Loo, William A. Hasler, and George L. Turin.


                                  TENERA, INC.
                              RESULTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------
                                                                                   Percent of Revenue
                                                                        -----------------------------------------
                                                                                Year Ended December 31,
                                                                        -----------------------------------------
                                                                         2002           2001          2000
-----------------------------------------------------------------------------------------------------------------
Revenue .............................................................    100.0%        100.0%        100.0%

Direct Costs ........................................................     89.6          78.2          78.5

General and Administrative Expenses .................................     43.1          37.3          21.6

Other Income ........................................................       *            --            *
                                                                        --------      ---------     ----------

   Operating Loss....................................................    (35.2)        (15.5)         (0.1)

Interest (Expense) Income, net ......................................     (0.7)          0.1           0.6
                                                                        --------      ---------     ----------

Net (Loss) Earnings Before Income Tax (Benefit) Expense .............    (35.9%)       (15.4%)         0.5%
                                                                        ========      =========     ==========

-----------------------------------------------------------------------------------------------------------------

  * Less than 0.05%

Year Ended December 31, 2002 versus Year Ended December 31, 2001

      Net loss before income tax benefit for the year ended December 31, 2002 was $4,962,000, compared to net loss before income tax benefit of $3,100,000 for the same period in 2001. The increase in loss primarily results from lower Professional and Technical Services Segment revenue. Specifically, a combination of a reduced number of federal government projects and lower labor billing rates for work at the DOE's Rocky Flats site (the "Rocky Flats Contract") were the main reasons for the increased loss.

      Professional and Technical Services Segment revenue for the year ended December 31, 2002 decreased 34% ($6.5 million) from 2001, primarily due to a lower allocation of work to the Company at the Rocky Flats site. For 2002, the concentration of revenue from government projects was 71% of total Company revenue compared to 73% in 2001.

      A greater number of new clients in the e-Learning Segment is primarily responsible for the 21% ($0.2 million) increase in e-Learning revenue in 2002.

      Direct costs were lower in 2002, compared to a year ago, primarily as a result of fewer Professional and Technical Services Segment projects. Gross margin decreased to 10% in 2002 from 22% in 2001, mainly due to client-mandated lowered labor billing rates for the ongoing Rocky Flats Contract activity, increased integration expenditures related to the SkillSoft (formerly SmartForce) e-Learning agreement, and higher employee healthcare costs.

      General and administrative costs were 21% lower in 2002, compared to a year ago, primarily reflecting furloughing non-essential personnel under a plan implemented in August 2001. Included in general and administrative expenses for 2002 is $16,000 of stock option compensation to a former officer of GoTrain, who provided and will provide e-Learning consulting services (see Note 3 to Consolidated Financial Statements).

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

      Net interest expense in 2002 represents accrued interest on the convertible debentures sold in March 2002 by the Company's GoTrain subsidiary (see Note 7 to Consolidated Financial Statements), partially offset by earnings from the investment of cash balances in money market accounts and short-term corporate debt instruments. Net interest income in 2001 represents earnings from the investment of cash balances in money market accounts and short-term corporate debt instruments and was higher than 2002 due to higher average cash balances and higher interest rates during 2001.

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

      Professional and Technical Services Segment revenue for the period ended December 31, 2001 decreased 41% ($13.0 million) from 2000, primarily due to a lower allocation at the Rocky Flats Site of work to lower-tier subcontractor teams and closure of the Company's commercial strategic consulting business area. For the year 2001, the concentration of revenue from government projects decreased to 73% of total Company revenue, from 85% in 2000.

      Revenue in the e-Learning Segment increased by 156% ($671,000) for the period ended December 31, 2001, as compared to 2000, mainly due to a greater number of new contracts.

      Direct costs were lower in 2001, compared to the year before, primarily as a result of decreased revenue generation. Gross margin was 22% in 2001, the same as in 2000.

      General and administrative costs were 8% higher for the year ended December 31, 2001, compared to the year before, primarily as a result of increased business development costs in the e-Learning Segment and costs associated with pursuit of a DOE contract at Grand Junction, Colorado for Professional and Technical Services. In March 2002, the DOE announced the award of the Grand Junction contract to another team of companies.

      The lower net interest income in 2001, as compared to the year before, was primarily due to lower average cash balances and lower interest rates, together with the impact of a receivables assignment in the third quarter of 2001 related to an electric utility client in the Company's Professional and Technical Services Segment, which initiated bankruptcy proceedings in early April 2001. The Company assigned all of its pre-petition receivables to a third party in August 2001 in return for 75% of the amounts owed. For the third quarter of 2001, the Company reported the 25% finance charge discount as interest expense.

Liquidity and Capital Resources

      Cash and cash equivalents decreased by $9,000 during 2002. The decrease was due to cash used by operations ($1,488,000) and net acquisition of property and equipment ($21,000), mostly offset by the sale of convertible debentures ($1,500,000).

      Trade receivables, net of sales allowance, decreased by $1,537,000 from December 31, 2001, primarily due to lower revenues and increased collections during the period. The allowance for sales adjustments decreased by $8,000 from December 31, 2001, related to the closure and settlement of old government contracts.

      Income tax receivable decreased by $884,000 from December 31, 2001 due to the receipt in March 2002 of a federal tax refund of 1999 taxes paid. Additionally, the Company received federal tax refunds totaling $174,000 in June 2002 related to years 1999 and 1998 due to enactment in 2002 of the Economic Growth and Tax Relief Reconciliation Act.

      Other current assets increased by $123,000 from the end of 2001, reflecting increased prepaid expenses associated with insurance renewals.

      Other assets increased by $89,000 from December 31, 2001, primarily relating to training course and operating system development in the e-Learning Segment (see Note 2 to Consolidated Financial Statements).

      Accounts payable decreased by $68,000 since the end of 2001 primarily resulting from lower direct costs supporting decreased revenues. Accrued compensation and related expenses decreased by $354,000 during 2002, primarily reflecting the reduction in accruals for payroll, vacation, and other employee benefits due to the termination of employees during the year and a smaller workforce at December 31, 2002, as compared to December 31, 2001.

      Deferred revenue increased by $165,000 from December 31, 2001 due to a higher level of upfront billing in the e-Learning Segment related to library course subscription fees and custom course fees.

      Accrued interest expense increased by $105,000 from December 31, 2001 due to the sale of convertible debentures in March 2002 (see Note 7 to Consolidated Financial Statements).

      No cash dividend was declared in 2002.

      The impact of inflation on project revenue and costs of the Company was minimal.

      At December 31, 2002, the Company had operating lease commitments through 2005 totaling $1,595,000, principally for real property (see Note 5 to Consolidated Financial Statements). Additionally, the Company had other long-term obligations through 2006, totaling $1,233,000, related to an agreement with SkillSoft (formerly SmartForce) to co-develop and distribute ES&H and regulatory content via their internet platform (see Note 6 to Consolidated Financial Statements). The table below schedules these contractual obligations:


----------------------------------------------------------------------------------------------------------------
              Contractual Obligations                                   Payments Due By Period
                                                       ---------------------------------------------------------
                  (In thousands)                         Total     Less Than 1   1 - 3       4 - 5       After 5
                                                                       Year      Years       Years       Years
----------------------------------------------------------------------------------------------------------------
Operating Lease Obligations .....................      $ 1,595     $   744      $   851     $    --     $    --
Other Long-Term Obligations......................        1,233         480          548         205          --
                                                       --------    --------     --------    --------    --------
Total Contractual Cash Obligations ..............      $ 2,828     $ 1,224    $   1,399     $   205     $    --

----------------------------------------------------------------------------------------------------------------


      In March 2002, the Company's GoTrain subsidiary sold subordinated convertible debentures to private investors for a total principal amount of $1,500,000. Each debenture bears simple interest at the rate of 8% per annum, with cumulative interest payable only if the debenture is not converted into preferred stock of GoTrain, pursuant to the debenture terms. The maturity date of each debenture is July 31, 2003. The larger debenture, in the amount of $1,000,000, can be converted at any time by the holder into convertible preferred stock of GoTrain. The other debenture, in the amount of $500,000 can be repaid or converted into convertible preferred stock at any time by GoTrain. Otherwise, the debentures will automatically convert into convertible preferred stock at the earlier of the maturity date, or upon an underwritten public offering of GoTrain common stock. At maximum conversion, the holders would own approximately 33% of GoTrain, subject to potential dilution from Subsidiary Stock options and Subsidiary Stock purchase rights granted under the GoTrain Plan. At December 31, 2002, upon full conversion of the debentures and the outstanding Subsidiary Stock options, the holders of the debentures would own approximately 29% of GoTrain (see Note 7 to Consolidated Financial Statements).

      Management now anticipates that in light of the current business environment, the Company will experience further reduction in revenues expected to be recognized in its Professional and Technical Services Segment during 2003. As a result, management believes that cash, which is expected to be generated by operations of the Company's Professional and Technical Services Segment, will not be sufficient to enable the Company to support those segments and to provide funding necessary for further development of its e-Learning Segment. Although management believes that the e-Learning segment has significant future potential, it is unable to identify funding sources beyond what it has previously raised in capital for that segment.

      Accordingly, in early 2003, the Company determined it is in the best interest of the Company to either sell or dispose of its operating segments as quick as possible this year or permit its operating units to dispose of their assets. Management has undertaken efforts to accomplish this. The Company has reached agreement in 2003 to transfer the ownership and operations of TENERA Energy, LLC, part of the Professional and Technical Services segment, to the former employees of that subsidiary. This transfer has been made by an assumption of certain liabilities by the new owners for which the Company would otherwise be obligated. The Company retains certain receivables. The future net cash proceeds to the Company as a result of this transfer will not be significant. Additionally, the Company is in discussion to possibly dispose of its remaining business operations and it is anticipated that any transaction involving these units will be consummated in the second quarter of 2003.

      At the present time, the Company is unable to determine the level the net proceeds, if any, from the disposition of its remaining businesses after settlement of the Company's obligations to third parties creditors, for taxes and the cost of winding down its operations. Accordingly, the Company is unable to determine whether funds will be available for distribution to shareholders.

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

      Plan to Dispose of Operating Segments. The Board of Directors has determined that the Company's limited financial resources, as well as the increasingly more costly regulatory climate to operate as a public company, require it during 2003 to actively seek to dispose of its remaining operating segments or permit its operating units to dispose of their assets. Accordingly, the Company is exploring alternatives to transfer, sell, or close its various remaining operating units and to cease operations during the 2003 calendar year. No assurance can be given that the Company's plan will result in any proceeds to shareholders subsequent to such winding down of its operations.

      Economic Slowdown. Our businesses have been adversely affected by the general economic downturn in the United States over the past two years, The economic slowdown has reduced the demand for electricity, resulting in less need for new and existing power plant capacity, which has had a direct effect on the our environmental consulting business. Additionally, the pressure of corporate cost-cutting by many U.S. corporations has resulted in reduced training opportunities for our e-Learning activities. Many of our clients and potential clients have not expanded their training activities to the levels originally expected because of reduced manpower and/or lower funding for training. We are uncertain how long the current downturn will last and when a sustained recovery may occur. Any further decline in our clients' markets or in general economic conditions would likely result in a further reduction in demand for our products and services. Additionally, we may have difficulty in collecting outstanding trade receivables from cash constrained clients, causing our cash flow to be adversely affected. Also, in such an environment, pricing pressures could continue, negatively impacting our gross margins.

      Uncertainty of Access to Capital. Management currently believes that cash expected to be generated from operations and the Company's working capital will not be adequate to support the cash requirements of a desired significant expansion of its e-Learning Segment. The Company's efforts to seek new lines of credit have been unsuccessful to date. The Company is seeking additional equity financing of its e-Learning business. There can be no guarantee that such sources will be available in sufficient amounts or on terms favorable to TENERA, or at all.

      Reliance on Major Customers; Concentration of Revenue from the Government Sector. During 2002 and 2001, one customer, Kaiser-Hill, accounted for 63% and 71%, respectively, of the Company's total revenues. Additionally, for 2002 and 2001, the concentration of the Company's total revenue from the government sector was 71% and 73%, respectively. This level of concentration of revenues from the lower margin government sector is expected to continue and possibly increase in the future. However, the new contract awarded to the Company by Kaiser-Hill in the fourth quarter of 2000 was a lower value and margin than the Company's prior contract, reflecting Kaiser-Hill's decision to discontinue use of lower-tier subcontract teams at the Site. Further, all outstanding customer contracts are cancelable upon notice by either party, and therefore, there can be no assurance that relationships with customers will be maintained at existing levels, or at all. The discontinuation or material reduction of business relations with any of these customers would have a material adverse impact on TENERA's business (see Item 1, "Business -- Clients").

      History of Losses; Uncertainty of Future Profitability; Market for Shares. The Company recorded net (losses) of $(4.8 million) and $(2.0 million) in 2002 and 2001, respectively. And although the Company had net earnings of $0.8 million in 1992, $1.7 million in 1998, $1.3 million in 1999, and $0.1 million in 2000, net (losses) over the period 1991 through 1997 were $(6.4 million) in 1991, $(0.3 million) in 1993, $(1.2 million) in 1994, $(0.9 million) in 1995,
$(1.1 million) in 1996, and $(1.9 million) in 1997. There can be no assurance of the level of earnings, if any, that the Company will be able to derive in the future, or the effect such losses will have on the Company's ability to meet exchange listing requirements, and the associated creation of a public market for its shares.

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

Item 8.  Financial Statements and Supplementary Data

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



  (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      2002            2001             2000
----------------------------------------------------------------------------------------------------------------
Revenue ....................................................      $   13,823       $   20,065       $   32,443
Direct Costs ...............................................          12,388           15,697           25,465
General and Administrative Expenses ........................           5,953            7,487            7,001
Impairment Loss ............................................             350               --               --
Other Income (Expense)......................................              (2)              --                4
                                                                  -------------    ------------     ------------
   Operating Loss...........................................          (4,870)          (3,119)             (19)
Interest (Expense) Income, net .............................             (92)              19              182
                                                                  -------------    ------------     ------------
   Net (Loss) Earnings Before Income Tax (Benefit) Expense            (4,962)          (3,100)             163
Income Tax (Benefit) Expense ...............................            (156)          (1,070)              63
                                                                  -------------    ------------     ------------
Net (Loss) Earnings ........................................      $   (4,806)      $   (2,030)      $      100
                                                                  =============    ============     ============
Net (Loss) Earnings per Share-- Basic ......................      $    (0.48)      $    (0.20)      $     0.01
                                                                  =============    ============     ============
Net (Loss) Earnings per Share-- Diluted ....................      $    (0.48)      $    (0.20)      $     0.01
                                                                  =============    ============     ============
Weighted Average Number of Shares Outstanding-- Basic.......           9,984            9,984            9,960
                                                                  =============    ============     ============
Weighted Average Number of Shares Outstanding-- Diluted.....           9,984            9,984           10,195
                                                                  =============    ============     ============

  See accompanying notes.

                                  TENERA, INC.
                           CONSOLIDATED BALANCE SHEETS


  (In thousands, except share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                                           December 31,
                                                                                   -----------------------------
                                                                                      2002             2001
----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and cash equivalents ...............................................       $    1,277       $    1,286
   Trade receivables, less allowances of $539 (2001 - $547)
     Billed ................................................................              620            1,533
     Unbilled ..............................................................              635            1,259
   Income tax receivable....................................................               --              884
   Other current assets ....................................................              185              188
                                                                                   ------------     ------------
       Total Current Assets ................................................            2,717            5,150
Property and Equipment, Net ................................................              243              546
Other Assets ...............................................................              576            1,282
                                                                                   ------------     ------------
         Total Assets ......................................................       $    3,536       $    6,978
                                                                                   ============     ============
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
   Accounts payable.........................................................       $    1,068       $    1,136
   Accrued compensation and related expenses ...............................            1,397            1,751
   Deferred revenue ........................................................              391              226
   Convertible debt and accrued interest ...................................            1,605               --
                                                                                   ------------     ------------
       Total Current Liabilities ...........................................            4,461            3,113
Stockholders' (Deficit) Equity
  Common Stock, $0.01 par value, 25,000,000 authorized, 10,417,345 issued,
  and 9,984,259 outstanding at December 31, 2002 and 2001, respectively ....              104              104
   Paid in capital, in excess of par .......................................            5,693            5,677
   Accumulated deficit .....................................................           (6,229)          (1,423)
   Treasury stock--433,086 shares at December 31, 2002 and 2001, respectively            (493)            (493)
                                                                                   ------------     ------------
       Total Stockholders' (Deficit) Equity ................................             (925)           3,865
                                                                                   ------------     ------------
         Total Liabilities and Stockholders' (Deficit) Equity ..............       $    3,536       $    6,978
                                                                                   ============     ============
----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

  (In thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                                Paid-In          Retained
                               Common        Stock             Capital in        Earnings
                            -----------------------------        Excess        (Accumulated       Treasury
                                                                 of Par          Deficit)          Stock           Total
                               Shares        Amount
-----------------------------------------------------------------------------------------------------------------------------
December 31, 1999 ......          9,934     $    104         $   5,699         $    507         $   (550)      $   5,760
Exercise of Stock Options            50           --               (24)              --               57              33
Net Earnings ...........             --           --                --              100               --             100
                            ------------   --------------   ----------------  ---------------  -------------- ---------------
December 31, 2000 ......          9,984     $    104         $   5,675         $    607         $   (493)      $   5,893
Capital Contribution ..              --           --                 2               --               --               2
Net Loss ...............             --           --                --           (2,030)              --          (2,030)
                            ------------   --------------   ----------------  ---------------  -------------- ---------------
December 31, 2001 ......          9,984     $    104         $   5,677         $ (1,423)        $   (493)      $   3,865
Fair Value of Stock
Compensation to Consultant           --           --                16               --               --              16
Net Loss ...............             --           --                --           (4,806)              --          (4,806)
                            ------------   --------------   ----------------  ---------------  -------------- ---------------
December 31, 2002 ......          9,984     $    104         $   5,693         $ (6,229)        $   (493)      $    (925)
                            ============   ==============   ================  ===============  ============== ===============

  See accompanying notes.

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



  (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      2002            2001             2000
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) earnings .....................................      $   (4,806)      $   (2,030)      $      100
   Adjustments to reconcile net (loss) earnings to cash used
   by operating activities:
     Depreciation and amortization .........................             893              752              392
     Impairment loss .......................................             350               --               --
     Net loss (gain) on disposal of assets .................               2               --               (4)
     Stock compensation to consultant ......................              16               --               --
     Changes in assets and liabilities:
       Trade receivables, net of allowance..................           1,537            2,641            1,122
       Income tax receivable ...............................             884             (723)             (11)
       Other current assets ................................            (123)             169             (396)
       Other assets ........................................             (89)            (793)            (598)
       Accounts payable ....................................             (68)          (1,117)            (857)
       Accrued compensation and related expenses ...........            (354)             (81)              (6)
       Deferred revenue ....................................             165              130               94
       Accrued interest expense ............................             105               --               --
                                                                  -------------    ------------     ------------
         Net Cash Used by Operating Activities .............          (1,488)          (1,052)            (164)
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of property and equipment ...................             (22)            (151)            (756)
   Acquisition of application development software .........              --               --             (125)
   Proceeds from sale of assets ............................               1               --                6
                                                                  -------------    ------------     ------------
         Net Cash Used by Investing Activities .............             (21)            (151)            (875)
CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of convertible debentures ..........................           1,500               --               --
   Issuance of equity in subsidiary ........................              --                2               --
   Issuance of common stock from Treasury ..................              --               --               33
                                                                  -------------    ------------     ------------
         Net Cash Provided by Financing Activities .........           1,500                2               33
                                                                  -------------    ------------     ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..................              (9)          (1,201)          (1,006)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .............
                                                                       1,286            2,487            3,493
                                                                  -------------    ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...................      $    1,277       $    1,286       $    2,487
                                                                  =============    ============     ============

----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

      The Company is principally organized into two operating segments:
Professional and Technical Services and e-Learning (see Note 8 to Consolidated Financial Statements).

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company experienced consolidated net losses of approximately $4.8 million in 2002 and $2.0 million in 2001. Cash balances at December 31, 2002 were about the same as December 31, 2001 at $1.3 million. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

      The principal factor for the Company's consolidated loss performance and strain on cash in recent years has been the dedication of resources to the Company's e-learning subsidiary, GoTrain Corp., and the resultant losses from the start-up phase of this new business segment.

      In 2001, management explored financing alternatives that could address the reduction of the Company's working capital resulting from this internal investment strategy. Additionally, in 2001, the Company took steps to reduce its cash requirements through a salary reduction program and furloughing personnel, which carried into 2002. Further, in March 2002, GoTrain Corp. issued convertible debentures in the amount of $1,500,000 to an investment fund to permit it to continue to develop its business without requiring further significant financial resources from the Company, which previously had been the sole source of GoTrain's funding.

      In 2003, the Board of Directors has determined that the Company's limited financial resources, as well as the increasingly more costly regulatory climate to operate as a public company, require it to actively seek to dispose of its operating segments or permit its operating units to dispose of their assets in order to preserve shareholder value. Therefore, the Company is exploring alternatives for reducing negative cash flow from operations, including the possible sale or shutdown of certain operating units. There can be no assurance that adequate liquidity will materialize in quantities or timeframes, or sustainable in the current economic slowdown projected by management.


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

      Cash and Cash Equivalents. Cash and cash equivalents at December 31, 2002 and December 31, 2001 consisted of deposited cash and money market accounts at a banking institution. Additionally, throughout the referenced fiscal years, the Company has invested in commercial paper issued by companies with strong credit ratings. There were no such investments at the end of 2002 and 2001. The Company includes in cash and cash equivalents, all short-term, highly liquid investments, which mature within three months of acquisition.

      Concentrations of Credit Risk and Credit Risk Evaluations. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist principally of money market accounts. Cash and cash equivalents are held with a domestic financial institution with high credit standing. The Company has not experienced any significant losses on its cash and cash equivalents. The Company conducts business with companies in various industries primarily in the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit issues, and such losses to date have been within management's expectations. Included in accounts receivable are certain trade receivables related to U.S. government contracts and included in the net balance of accounts receivable are allowances of $539,000 for doubtful accounts, which includes approximately $400,000 for disputed amounts arising from government audits related to the government contract receivables. At December 31, 2002, three clients accounted for 19%, 17% and 13% of trade receivables. At December 31, 2001, three clients accounted for 42%, 12%, and 10% of the Company's trade receivables. During 2002 and 2001, one client accounted for 63% and 71%, respectively, of total Company revenue. All the above concentrations relate to Professional and Technical Services Segment clients.

      Property and Equipment. Property and equipment are stated at cost ($3,368,000 and $3,360,000 at December 31, 2002 and 2001, respectively), net of accumulated depreciation ($3,125,000 and $2,814,000 at December 31, 2002 and 2001, respectively). Depreciation is calculated using the straight-line method over the estimated useful lives, which range from three to five years.

      Other Assets and Impairment. Included in this asset category are the costs of internal-use e-Learning operating system software, both acquired and developed by the Company, and certain costs related to the development of the Company's e-Learning training courses used in its internet-based application service provider business. These costs have been capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Under the Company's business model through the second quarter of 2002, a limited license was granted to our clients to access the Company's training system via the internet. The proprietary software resides on the Company's computers and prior to the third quarter of 2002, clients had no other rights to the software. All training and maintenance costs are expensed as incurred. For the year ended December 31, 2002, the Company capitalized $104,000 of developed software costs, compared to $793,000 for the same period in 2001. At December 31, 2002 and December 31, 2001, the Company had $526,000 and $1,232,000, respectively, of capitalized software costs, net of accumulated amortization of $785,000 and $340,000, respectively, and, at December 31, 2002, net of the $350,000 impairment charge previously reported and discussed below. The estimated remaining useful life of costs capitalized is 17 months. For 2002 and 2001, the amortization of capitalized software costs totaled $445,000 and $252,000, respectively.

      In the third quarter of 2002, the Company modified its business model in response to changes in the e-Learning marketplace. In addition to hosting training courses on its internal e-Learning operating system, the Company began offering content only and perpetual licenses to its customers, whereby courses can be run on third-party operating systems. Because of this change, any new development costs associated with this product offering must be accounted for under the guidelines of Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Under SFAS No. 86, software development costs subsequent to the decision to allow certain products to be licensed and run on third-party operating systems, generally will be expensed as incurred, as the time between achieving technological feasibility and general release of the product is not significant. For 2002, the Company expensed $160,000 of software development costs.

      Due to historical and projected losses in its e-Learning Segment, the Company reassessed the carrying values of its long-lived assets , including capitalized software development costs, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ( see "Recent Accounting Pronouncements"). Based on a variety of factors, including actual revenues and/or usage attributable to individual library courses and the identification of software no longer to be used or supported by the Company, certain software with a carrying value of approximately $350,000 was determined to have no future utility or value. Accordingly, in the third quarter of 2002 as previously reported, the Company recorded an impairment charge to fully write-off the carrying value of these capitalized software costs.

      In accordance with the provisions of FASB Statement 144, the Company has estimated the sum of undiscounted net operating cash flows of its business segments over the expected useful lives of the remaining long-lived assets and determined that they exceeded the net carrying value of these assets. Accordingly, no further asset impairment is evident at December 31, 2002. Given the history of losses, the Company will perform an assessment of potential long-lived asset impairment each quarter.

      Revenue. The Company's Professional and Technical Services Segment primarily offers its services to the United States electric power industry and the Department of Energy ("DOE"). Revenue from time-and-material and cost plus fixed-fee contracts is recognized when service is performed and costs are incurred. Revenue from fixed-price contracts is recognized on the basis of percentage of work completed (measured by costs incurred relative to total estimated project costs). The Company's fixed-price contracts are typically less than six months in duration and are billed at project completion.

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

      For perpetual license sales of courses to customers, whereby the Company may not be the application service provider, the Company must recognize revenue in accordance with Statement of Position (SOP) 97-2, as amended by SOP 98-4 and SOP 98-9. As noted above, prior to the change in the business model, the Company capitalized costs related to the development of the e-Learning training courses under SOP 98-1. In accordance with that statement, before revenue can be recognized from any non-hosted sales of e-Learning training courses for which the development costs have been capitalized, the carrying value of the training course capitalized costs must be reduced to zero by the value of the non-hosted sales. At December 31, 2002, the remaining net capitalized costs of the e-Learning courses was $117,000, net of $15,000 of non-hosted sales recorded as a contra-asset in the fourth quarter of 2002.

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

      For the year ended December 31, 2002, the net tax benefit of $156,000 reflects federal tax refunds received for years 1999 and 1998 due to enactment in 2002 of the Economic Growth and Tax Relief Reconciliation Act.

      Per Share Computation. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options and convertible debentures, in the weighted average number of common shares outstanding for a period, if dilutive. The determination of fully diluted earnings per share excludes the impact of 1,449,500 additional shares of TENERA common stock, issuable upon the exercise of outstanding stock options, because they are antidilutive. Also excluded from the computation of fully diluted earnings per share as antidilutive are the potential impact of the conversion of GoTrain convertible debentures (see Note 5 to Consolidated Financial Statements) and GoTrain Subsidiary Stock options of 3,333,000 shares and 1,902,387 shares, respectively, to GoTrain common stock.

      The following table sets forth the computation of basic and diluted earnings per share as required by Financial Accounting Standards Board Statement No. 128:

  (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      2002            2001             2000
----------------------------------------------------------------------------------------------------------------
Numerator:
   Net (loss) earnings .....................................      $   (4,806)      $   (2,030)      $      100
Denominator:
  Denominator for basic earnings per share--
  weighted-average shares outstanding.......................           9,984            9,984            9,960
  Effect of dilutive securities:
     Employee & Director stock options (Treasury stock
     method) ...............................................              --               --              235
  Denominator for diluted earnings per share--
  weighted-average common and common equivalent shares .....           9,984            9,984           10,195
                                                                  =============    ============     ============
Basic (loss) earnings per share  ...........................      $    (0.48)      $    (0.20)      $     0.01
                                                                  =============    ============     ============
Diluted (loss) earnings per share  .........................      $    (0.48)      $    (0.20)      $     0.01
                                                                  =============    ============     ============
----------------------------------------------------------------------------------------------------------------


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

      Proforma Disclosures of the Effect of Stock-Based Compensation. Pro forma information regarding net earnings (loss) and earnings (loss) per share is required by FAS 123 and has been determined as if the Company had accounted for its stock options under the fair value method of FAS 123. The fair value for the TENERA options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001, and 2000: risk-free interest rates of 4.0% for the March 2002 grant, 5.5% and 5.0% for March and August 2001 grants, respectively, and 6.25% for the March and April 2000 grants; dividend yield of 0% for all years; volatility factors of the expected market price of the Company's common stock of 0.817, 0.695, and 0.65 for the years 2002, 2001, and 2000, respectively; and a weighted-average expected life of the option of five years for all employee grants and seven years for director grants. The fair value for the GoTrain options was estimated at the date of grant in 2002 using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.0%; dividend yield of 0%; volatility factor of 0.82; and a weighted-average expected life of the option of seven years.

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

      Pro forma information regarding the Company's net (loss) earnings and
(loss) earnings per share follows:

  (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      2002            2001             2000
----------------------------------------------------------------------------------------------------------------
Net (Loss) Earnings -- As Reported .........................      $  (4,806)       $  (2,030)       $    100

Pro Forma Net Loss -- FAS 123 ..............................      $  (4,862)       $  (2,119)       $     (2)

Net (Loss) Earnings per Share-- As Reported Basic ..........      $   (0.48)       $   (0.20)       $   0.01
                                                                  =============    ============     ============
Net (Loss) Earnings per Share-- As Reported Diluted ........      $   (0.48)       $   (0.20)       $   0.01
                                                                  =============    ============     ============
Pro Forma Net Loss per Share-- FAS 123 Basic ...............      $   (0.49)       $   (0.21)       $     --
                                                                  =============    ============     ============
Pro Forma Net Loss per Share-- FAS 123 Diluted .............      $   (0.49)       $   (0.21)       $     --
                                                                  =============    ============     ============
----------------------------------------------------------------------------------------------------------------

      The weighted-average grant-date fair value of TENERA options granted, which is the value assigned to the options under FAS 123, was $0.37, $0.32, and $1.20 for grants made during years ended December 31, 2002, 2001, and 2000, respectively. The weighted-average grant-date fair value of GoTrain options granted, which is the value assigned to the options under FAS 123, was $0.18 for grants made in 2002.

      Comprehensive Income. The Company does not have any components of comprehensive income. Therefore, comprehensive income is equal to net earnings reported for all periods presented.

      Disclosures about Segments of an Enterprise. The Company has two reportable operating segments, which are: Professional and Technical Services and e-Learning (see Note 8 to Consolidated Financial Statements).

      Recent Accounting Pronouncements. In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), which supersedes FAS No. 121, and Accounting Principles Board No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". FAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FAS 144 requires that long-lived assets that are disposed of by sale be measured at the lower of book value or fair value less cost to sell. The statement also significantly changes the criteria required to classify an asset as held-for-sale. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted FAS 144 for its fiscal year on January 1, 2002. The Company recorded an impairment loss of $350,000 in 2002 (see Note 2 to Consolidated Financial Statements) and will continue to assess the impact of FAS 144 on the carrying value of its long-lived assets.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, or SFAS 148. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for fiscal years ending after

December 15, 2002. The provisions of this statement relating to interim financial information are effective for the quarter ending March 31, 2003. The transitional provisions will not have an impact on our financial statements unless we elect to change from the intrinsic value method to the fair value method. We have adopted SFAS 148 as of December 31, 2002 and we believe that the provisions relating to annual and interim disclosures have changed the manner in which we disclose information regarding stock-based compensation.

      Reclassifications. Certain reclassifications of prior year amounts have been made to conform with current presentation.


Note 3. Employee Benefit Plans

      401(k) Savings Plan. The 401(k) Savings Plan is administered through a trust that covers substantially all employees. During 2001, employees could contribute amounts to the plan up to 15% of salary. The Company matches employee contributions equal to 50% of the first 4% of salary deferred. The Company, at its discretion, may also contribute funds to the plan for the benefit of employees. In 2002, 2001, and 2000, charges to earnings for the 401(k) Savings Plan were $92,000, $117,000, and $143,000, respectively. During 2002, 2001, and
2000, the Company contributed no discretionary amounts to the plan.


      Stock Option Plans. Under the provisions of the Company's 1992 Option Plan, 1,500,000 TENERA shares are reserved for issuance upon the exercise of options granted to key employees and consultants. The options generally vest over a three year period and expire six years from date of grant. There were no options granted in 2002 under the plan. In 2001, options were granted for 260,000 shares at an exercise price of $0.48, the then fair market value, expiring August 13, 2007. During 2000, options were granted for 30,000 shares at an exercise price of $1.2625, the then fair market value, expiring on April 18, 2006. During 2002, options for 354,500 shares were forfeited (38,000 and 70,000 in 2001 and 2000, respectively). No options were exercised in 2002 and 2001 (15,000 in 2000). As of December 31, 2002, options for 1,085,500 shares were outstanding and options for 1,032,500 shares were exercisable.


      Under the provisions of the 1993 Outside Directors Compensation and Option Plan, which was approved by the Board of Directors, effective March 1, 1994, as amended in 1998, 500,000 TENERA shares are reserved for issuance upon the exercise of options granted to non-employee directors. These options vest over a one year period and expire ten years from date of grant. In 2002, options were granted for 50,000 shares at an exercise price of $0.49, the then fair market value, expiring on March 1, 2012. In 2001, options were granted for 50,000 shares at an exercise price of $0.57, the then fair market value, expiring on March 1, 2011. During 2000, options were granted for 46,000 shares at an exercise price of $2.125, the then fair market value, expiring on March 1, 2010. During 2002, 2001, and 2000, no options were forfeited. No options were exercised in 2002 and 2001 (35,500 share options were exercised in 2000). As of December 31, 2002, options for 364,500 shares were outstanding and 314,500 were exercisable.

      The combined stock option activity of the Company's two TENERA option plans is summarized below:

  (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                          Year Ended December 31,
                           -------------------------------------------------------------------------------------
                                     2002                          2001                          2000
                           -------------------------     -------------------------     -------------------------
                                          Weighted-                     Weighted-                     Weighted-
                                          Average                       Average                       Average
                                          Exercise                      Exercise                      Exercise
                            Options        Price           Options        Price           Options      Price
----------------------------------------------------------------------------------------------------------------
Outstanding --
Beginning of Year ..           1,754      $    0.95          1,482      $    1.06          1,526      $    1.00

Granted ............              50           0.49            310           0.49             76           1.78
Exercised ..........              --             --             --             --            (50)           .67
Forfeited ..........            (354)          1.18            (38)          1.26            (70)           .87
                           ----------     ----------     ----------     ----------     ----------     ----------
Outstanding --
End of Year ........           1,450      $    0.88          1,754      $    0.95          1,482      $    1.06
                           ==========     ==========     ==========     ==========     ==========     ==========
Exercisable at
End of Year ........           1,347      $    0.91          1,567      $    1.01          1,319      $    1.02
----------------------------------------------------------------------------------------------------------------

      Exercise prices for options outstanding as of December 31, 2002, ranged from $0.48 to $2.125. The weighted-average remaining contractual life of those options is 2.4 years.


      In April 2002, GoTrain adopted the GoTrain Corp. 2002 Stock Option and Stock Plan ("GoTrain Plan") to provide additional incentive to GoTrain employees, directors, and consultants. Under the provisions of the GoTrain Plan, 2,500,000 shares of GoTrain Corp. common stock ("Subsidiary Stock") are reserved for issuance upon exercise of Subsidiary Stock options and Subsidiary Stock purchase rights granted. The Subsidiary Stock options generally vest over a four year period and expire ten years from date of grant. In 2002, GoTrain's board of directors granted Subsidiary Stock options to employees and directors to acquire 1,800,557 shares of Subsidiary Stock at $0.31 per share. GoTrain management believes the exercise price per share of Subsidiary Stock options approximated the fair value per share, or above fair value, on the dates of the grants, and accordingly, no compensation expense was recorded.


      During the second quarter of 2002, GoTrain also granted 250,000 Subsidiary Stock options to a former officer of, and now consultant to, GoTrain at an exercise price of $0.36 per share. These Subsidiary Stock options were granted in exchange for services through April 16, 2004 and cliff vest on that date. The Subsidiary Stock options were revalued, subsequently, under the guidance of Statement of Financial Standards No. 123 ("FAS 123") using a Black-Scholes option pricing model with the following assumptions: market price of $.14 per share, risk-free interest rate of 4.0%, dividend yield of 0%, volatility factor of .8, and a 10 year contractual term. Under FAS 123, these options will be revalued at the end of each reporting period and stock compensation expense will be recognized ratably over the vesting term. In 2002, $9,000 of stock compensation expense was recognized and charged to general and administrative expenses.

      During 2002, no Subsidiary Stock options were exercised and 148,170 options were forfeited. As of December 31, 2002, options for 1,902,387 GoTrain shares were outstanding and options for 330,477 shares were exercisable.

      Additionally, as part of the consulting arrangement entered into with the same former GoTrain officer mentioned above, this consultant was allowed to retain 45,000 vested TENERA stock options under the same terms as originally granted, rather than be subject to the forfeiture provisions of the plan related to employee terminations. The 45,000 TENERA stock options are comprised of two grants: 25,000 options expiring March 2005 with an exercise price of $1.36 and 20,000 options expiring April 2006 with an exercise price of $1.26. Because the terms of the grants were modified upon the change from employee to consultant, the modified stock options were accounted for as new grants and the fair value method (FAS 123) was used to determine the values. The valuations of the 25,000 and 20,000 option grants were calculated using the Black-Scholes option pricing model with the following assumptions: market price of $0.49 per share for both grants, risk-free interest rate of 3.0% and 3.5%, respectively, dividend yield of 0% for both grants, volatility factor of .8 for both grants, and 3 years and 4 years contractual terms, respectively. The combined value of these modified grants was $7,000 and was charged to TENERA's general and administrative expenses in the quarter ended June 30, 2002. Because these options were fully vested at the time of the employee's termination, they are not subject to revaluation.


 Note 4. Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows, using the liability method:

----------------------------------------------------------------------------------------------------------------
(In thousands)                                                                             December 31,
                                                                                   -----------------------------
                                                                                      2002             2001
----------------------------------------------------------------------------------------------------------------
Current Deferred Tax Assets
     Net Operating Loss ....................................................       $    1,276       $      456
     Accrued Expenses Not Currently Deductible .............................            1,025              545
     Differences Between Book and Tax Depreciation and Amortization ........              329              146
     Other .................................................................              178              129
                                                                                   ------------     ------------
         Total Current Gross Deferred Tax Assets ...........................            2,808            1,276
                                                                                   ------------     ------------
     Less:  Valuation Allowance ............................................           (2,419)            (791)

Current Deferred Tax Liabilities
     Software Development Costs.............................................              389              485

     Other .................................................................               --               --
                                                                                   ------------     ------------
         Net Current Deferred Tax Liabilities ..............................       $       --       $       --
                                                                                   ============     ============
----------------------------------------------------------------------------------------------------------------

      The current tax benefit/provision for the years ended December 31, 2002, 2001, and 2000, are as follows:

-----------------------------------------------------------------------------------------------------------------
(In thousands)                                                                Year Ended December 31,
                                                                    ---------------------------------------------
                                                                       2002            2001             2000
-----------------------------------------------------------------------------------------------------------------
Current:
     Federal .....................................................  $     (174)     $   (1,083)      $       42

     State .......................................................          18              13               21
                                                                    -----------     ------------     ------------
     Tax (Benefit) Provision .....................................  $     (156)     $   (1,070)      $       63
                                                                    ===========     ============     ============

-----------------------------------------------------------------------------------------------------------------

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $1,624,000 for the year ended December 31, 2002 for those deferred tax assets that may not be realized. As of December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $3,756,000 which expire in the years 2021 and 2022, and for state income tax purposes of approximately $7,916,000 which expire in the years 2009 through 2023. Utilization of the Company's net operating loss may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such limitations could result in the expiration of the net operating loss before utilization.

      The benefit/provision for income taxes differed from the amount computed by applying the statutory federal and state income tax rate for the years ended December 31, 2002, 2001, and 2000, as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                              Year Ended December 31,
                                                                    ---------------------------------------------
                                                                       2002            2001             2000
-----------------------------------------------------------------------------------------------------------------
Federal Statutory Rate ...........................................     (34%)           (34%)             34%
State Effective Rate .............................................      (6%)            (6%)              6%
State Taxes Payable, Net of Federal Benefit ......................       0%              0%               8%
Permanent Differences ............................................       3%              1%              12%
Increase in Valuation Allowance ..................................      33%              3%             (20%)
Other ............................................................       1%              1%              (1%)
                                                                    -----------     ------------     ------------
Income Tax (Benefit)/Provision ...................................      (3%)           (35%)             39%
                                                                    ===========     ============     ============

-----------------------------------------------------------------------------------------------------------------

      The Company paid no federal income taxes in 2002 and 2001.


Note 5. Commitments and Contingencies

      Leases. The Company occupies facilities under noncancelable operating leases expiring at various dates through 2005. The leases call for proportionate increases due to property taxes and certain other expenses. Rent expense amounted to $711,000 for the year ended December 31, 2002 ($710,000 in 2001 and $537,000 in 2000).

      Minimum rental commitments under operating leases, principally for real property, are as follows (in thousands):

  (Year Ending December 31)
----------------------------------------------------------------------------------------------------------------
2003 .........................................................................................      $      744
2004 .........................................................................................             469
2005 .........................................................................................             382
2006 and Thereafter ..........................................................................              --
                                                                                                    ------------
Total Minimum Payments Required ..............................................................      $    1,595
                                                                                                    ============
----------------------------------------------------------------------------------------------------------------


      Revolving Loan Agreement. A loan agreement with the Company's bank expired in May 2001 and was not renewed. The Company is currently pursuing a new credit facility with its bank and others. During 2001 and 2000, the Company paid no cash for interest expense.

Note 6. Long-Term Obligations

      In June 2001, GoTrain entered into a five-year agreement with SkillSoft (formerly SmartForce) to co-develop and distribute ES&H and regulatory content via the SmartForce internet platform. Under the agreement, GoTrain retains the ownership of its proprietary content and GoTrain shares in the revenue of any GoTrain content sold by SmartForce. As part of the agreement, GoTrain was required to make an initial payment of $50,000 to SmartForce at inception and quarterly payments of $68,500 commencing September 30, 2001 (due sixty days thereafter), for platform license and maintenance, and integration of existing GoTrain content. The Company has paid $68,500 to SmartForce under the agreement in 2002.

      In June 2002, SmartForce announced that it had entered into an agreement to merge with SkillSoft, another e-Learning company, which was completed in September 2002. The surviving entity, known as SkillSoft, assumed GoTrain's agreement with SmartForce. GoTrain is currently in negotiations with SkillSoft to restructure the SmartForce agreement.

      As of December 31, 2002, minimum net payments, which are being accrued when due, are as follows (in thousands):

  (Year Ending December 31)
----------------------------------------------------------------------------------------------------------------
2003 .........................................................................................      $      480
2004 .........................................................................................             274
2005 .........................................................................................             274
2006 and Thereafter ..........................................................................             205
                                                                                                    ------------
Total Minimum Payments Required ..............................................................      $    1,233
                                                                                                    ============
----------------------------------------------------------------------------------------------------------------

Note 7. Convertible Debt

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

      The holders of the Series 1 Debenture have the option at any time to convert some or all of the debenture principal balance into convertible preferred stock of GoTrain at a conversion price of $0.45 per share. Otherwise, the debenture will be automatically converted into convertible preferred stock upon the earlier of July 31, 2003, or in the event of an underwritten public offering of GoTrain common stock. At full conversion, the holders would own approximately 22% of GoTrain's outstanding capital stock, subject to potential dilution from Subsidiary Stock options and Subsidiary Stock purchase rights granted under the GoTrain Plan.

      GoTrain has the option at any time to repay some or all of the Series 2 Debenture at face value or convert some, or all, of the debenture into convertible preferred stock at a conversion price of $0.45 per share. Otherwise, the debenture will automatically convert into convertible preferred stock under the same terms as the Series 1 Debenture. In the event of full conversion, the holders of the Series 2 Debenture would own approximately 11% of GoTrain's outstanding capital stock, subject to potential dilution from Subsidiary Stock options and Subsidiary Stock purchase rights granted under the GoTrain Plan.

      On December 31, 2002, upon full conversion of the Series 1 and Series 2 debentures and the outstanding Subsidiary Stock options, the holders of the debentures would own approximately 29% of GoTrain.

      The Company accrued $105,000 of interest expense in 2002 related to these debentures.

Note 8. Segment Information


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


      Information about the operating segments for the years 2002, 2001, and 2000, and reconciliation to the Consolidated Statements of Operations, are as follows:

  (In thousands)
----------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                      2002            2001             2000
----------------------------------------------------------------------------------------------------------------
REVENUE
   Professional and Technical Services......................      $   12,490       $   18,964       $   32,013
   e-Learning ..............................................           1,333            1,101              430
                                                                  -------------    ------------     ------------
     Total .................................................      $   13,823       $   20,065       $   32,443
                                                                  =============    ============     ============
NET (LOSS) EARNINGS BEFORE INCOME TAX
   Professional and Technical Services .....................      $     (544)      $      815       $    2,981
   e-Learning ..............................................          (3,779)          (3,542)          (1,827)
   Corporate and Other .....................................            (639)            (373)            (991)
                                                                  -------------    ------------     ------------
     Total .................................................      $   (4,962)      $   (3,100)      $      163
                                                                  =============    ============     ============
DEPRECIATION AND AMORTIZATION EXPENSE
   Professional and Technical Services .....................      $       45       $       59       $       88
   e-Learning ..............................................             833              671              281
   Corporate and Other .....................................              15               22               23
                                                                  -------------    ------------     ------------
     Total .................................................      $      893       $      752       $      392
                                                                  =============    ============     ============
-----------------------------------------------------------------------------------------------------------------

      Revenues outside of the United States have been less than 1% of total Company revenues in each of the years ended December 31, 2002, 2001, and 2000, respectively. Therefore, no enterprise-wide geographical data has been provided. The Company provides services and products to clients throughout the United States, and the geographical location of the client is not used for decision-making or performance evaluation.

Note 9. Selected Quarterly Consolidated Financial Data (Unaudited)

      A summary of the Company's quarterly financial results follows.

  (In thousands, except per share amounts)
----------------------------------------------------------------------------------------------------------------
                                 Quarter Ended                                    Quarter Ended
                  ---------------------------------------------    ---------------------------------------------
                  12/31/02     9/30/02     6/30/02     3/31/02     12/31/01     9/30/01     6/30/01     3/31/01
----------------------------------------------------------------------------------------------------------------
Revenue .....     $ 3,020      $ 3,182     $ 3,489     $ 4,132     $ 4,450      $ 4,441     $ 5,301     $ 5,873
Direct Costs        2,517        2,938       3,301       3,633       3,512        3,549       4,112       4,524
General and
Administrative
Expenses ....       1,259        1,449       1,637       1,607       1,512        1,719       2,162       2,094
Impairment
Loss.........          --          350          --          --          --           --          --          --
Other Inc
(Exp) .......          --           --           1          (3)         --           --          --          --
                  --------     -------     --------    --------    --------     --------    --------    --------
Operating
Loss.........        (756)      (1,555)     (1,448)     (1,111)       (574)        (827)       (973)       (745)
Interest
(Exp)
Income, net .         (27)         (26)        (25)        (14)          3          (18)         13          21
                  --------     -------     --------    --------    --------     --------    --------    --------
Net Loss
Before Inc.
Tax Exp
(Benefit)....        (783)      (1,581)     (1,473)     (1,125)       (571)        (845)       (960)       (724)
Income Tax
Exp (Benefit)          --            3        (174)         15        (336)        (245)       (278)       (211)
                  --------     -------     --------    --------    --------     --------    --------    --------
Net Loss.....     $  (783)     $(1,584)    $(1,299)    $(1,140)    $  (235)     $  (600)    $  (682)    $  (513)
                  ========     =======     ========    ========    ========     ========    ========    ========
Net Loss Per
Share-Basic..     $ (0.08)     $ (0.16)    $ (0.13)    $ (0.11)    $ (0.02)     $ (0.06)    $ (0.07)    $ (0.05)
                  ========     =======     ========    ========    ========     ========    ========    ========
Net Loss Per
Share-Diluted     $ (0.08)     $ (0.16)    $ (0.13)    $ (0.11)    $ (0.02)     $ (0.06)    $ (0.07)    $ (0.05)
                  ========     =======     ========    ========    ========     ========    ========    ========
----------------------------------------------------------------------------------------------------------------

                         REPORT OF INDEPENDENT AUDITORS







The Board of Directors and Shareholders
TENERA, Inc.





      We have audited the accompanying consolidated balance sheets of TENERA, Inc. at December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TENERA, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

      The accompanying financial statements have been prepared assuming that TENERA, Inc. will continue as a going concern. As more fully described in Note 1, the Company has experienced declining revenues and a consolidated net loss for the year ended December 31, 2002 and 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                                           /s/ ERNST & YOUNG LLP

San Jose, California
February 25, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

      The following tables set forth certain information with respect to the directors and executive officers of the Company.

      The directors of the Company are as follows:

     William A. Hasler, 61, has served as a Director of the Company since his election in March 1992 and Chairman of the Board of the Company since July 1998. Mr. Hasler is Co-Chief Executive Officer of Aphton Corporation, an international biotechnology firm. Previously, Mr. Hasler was Dean and Department Chair of the Haas School of Business at the University of California, Berkeley. Prior to his appointment as Dean in 1991, Mr. Hasler was Vice Chairman of Management Consulting for KPMG Peat Marwick from 1986 to 1991. Mr. Hasler is also a director of Solectron Corporation, Aphton Corporation, Elevon, DiTech Communications Corporation, The Schwab Funds, and DMC Stratex Networks.
Additionally, Mr. Hasler has served as chairman of the board of Solectron Corporation since January 2003.

     Jeffrey R. Hazarian, 47, has served as a Director of the Company since his election in October 1996, and was named its Executive Vice President in November 1997. He has also served as its Chief Financial Officer and Corporate Secretary since 1992. Previously, Mr. Hazarian held the position of Vice President of Finance from 1992 to 1997.

     Thomas S. Loo, Esq., 59, was elected as a Director of the Company in February 1997. He previously served as a Director of the Company from August 1987 to September 1993. Mr. Loo is a partner of Greenberg Traurig, LLP, general counsel to the Company since November 2001. Previously, Mr. Loo had been a partner, since 1986, of Bryan Cave LLP, which was general counsel to the Company. Mr. Loo has also served as a director of Teknekron Corporation since March 1989.

     Robert C. McKay, 51, has served as a Director of the Company since his election in June 1997, and was appointed its Chief Executive Officer and President in November 1997. Previously, Mr. McKay was Chief Operating Officer of the Company since April 1997. He was elected Senior Vice President of the Company in December 1992.

     Andrea W. O'Riordan, 32, has served as Director of the Company since her election in June 1998. Ms. O'Riordan is Communications Manager of field sales, process and automation, and core technologies training for Oracle Corporation. Prior to her joining Oracle Corporation in 1996, Ms. O'Riordan was Marketing Coordinator, Latin America, for a Reuters Company, from 1993 to 1995.

     George L. Turin, Sc.D., 73, has served as a Director of the Company since his election in March 1995. Previously, Mr. Turin served as a Professor of Electrical Engineering and Computer Science at the University of California at Berkeley from 1960 to 1990. Mr. Turin also served as Vice President, Technology for Teknekron Corporation from 1988 to 1994.

     Officers of the Company hold office at the pleasure of the Board of Directors. There are no familial relationships between or among any of the executive officers or directors of the Company.

Item 11.  Executive Compensation

      The following tables set forth certain information covering compensation paid by TENERA to the Chief Executive Officer ("CEO") and each of the Company's other executive officers, other than the CEO, whose total annual salary and bonus exceeded $100,000 (the "named executives") for services to TENERA in all their capacities during the fiscal years ended December 31, 2002, 2001, and 2000.


                           SUMMARY COMPENSATION TABLE


---------------------------------------------------------------------------------------------------------------
                                                   Annual Compensation             Awards
                                              ------------------------------    -------------
                                                                                 Securities        All Other
         Name and                                                                Underlying        Compensa-
    Principal Position            Year           Salary            Bonus         Options(1)         tion(2)
---------------------------------------------------------------------------------------------------------------
Robert C. McKay, Jr.......        2002        $ 217,012         $     --               --         $   4,000
Chief Executive Officer           2001          215,147               --           30,000             3,400
President                         2000          231,469               --               --             3,400
Jeffrey R. Hazarian.......        2002          194,317               --               --             3,875
Executive                         2001          167,336            6,000           30,000             3,335
Vice President and                2000          180,031            7,000               --             3,400
Chief Financial Officer

---------------------------------------------------------------------------------------------------------------

  (1) Reflects the number of TENERA options granted under the Company's 1992 Option Plan. The options expire at the earlier of the end of the option period, generally six years, or three months after employment termination. Additionally, Mr. McKay, acting as CEO of the Company's GoTrain subsidiary, and Mr. Hazarian, acting as a director of GoTrain, were granted 331,250 and 30,000, respectively, of Subsidiary Stock options in 2002 by the GoTrain board of directors under the GoTrain Plan (see Note 3 to Consolidated Financial Statements).
  (2) These amounts represent the amounts accrued for the benefit of the named executives under the Company's 401(k) Plan.


      There were no TENERA stock options granted to the named executives during 2002. However, the named executives were granted Subsidiary Stock options for shares of GoTrain, relative to their roles in the management of this non-public subsidiary. Mr. McKay is the Chief Executive Officer and President of GoTrain Corp. and Mr. Hazarian is one of three members of the board of directors of GoTrain Corp. In 2002, Messrs. McKay and Hazarian were granted 331,250 and 30,000, respectively, of Subsidiary Stock options at an exercise price of $.31 per share, which was estimated by management to be the fair value, or higher than fair value, at the time of the grants. The options vested 20% at the time of the grants, with the remaining 80% vesting annually in 20% increments over four years. The Subsidiary Stock options granted to Messrs. McKay and Hazarian represent 16% and 1% of the total Subsidiary Stock options granted in 2002.

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


Directors Compensation

      Except as described below, the directors of the Company are paid no compensation by the Company for their services as directors. William A. Hasler, Thomas S. Loo, Andrea W. O'Riordan, and George L. Turin as non-employee directors, are paid a retainer of $1,000 per month. These non-employee directors are also paid a fee of $1,000 for each meeting of the Board, and any Board Committee meeting not held on the same day as a Board meeting, which they attend. The 1993 Outside Directors Compensation and Option Plan was approved by the Board effective March 1, 1994, as amended by the Board in 1998, and reserves up to 500,000 options for issuance to non-employee directors. During 2002 and 2001, 12,500 stock options were granted in each year to each of Messrs. Hasler, Loo, Turin, and Ms. O'Riordan. In 2000, 11,500 stock options were issued to each of Messrs. Hasler, Loo, Turin, and Ms. O'Riordan. The options expire ten (10) years after the date of the grant, vest one (1) year after the date of grant, and have an exercise price equal to the fair market value of the shares of the Company's Common Stock on the date of grant. Upon exercise of the options, a director may not sell or otherwise transfer more than 50% of the shares until six (6) months after the date on which the director ceases to be a director of the Company.


Compensation Committee Interlocks and Insider Participation

     During 2002, the Compensation Committee was composed of William A. Hasler, Thomas S. Loo, Andrea W. O'Riordan, and George Turin. Thomas S. Loo is a partner in the law firm of Greenberg Traurig, LLP, general counsel to the Company and Teknekron Corporation, and is a director of Teknekron Corporation. Mr. Loo is co-trustee of the Andrea Wagner 1996 Trust, the Nina Wagner 1996 Trust, and the Charles Wagner 1996 Trust (see Item 12, "Security Ownership of Certain Beneficial Owners and Management"). Andrea W. O'Riordan is the daughter of Harvey E. Wagner, who holds a beneficial interest in the Company's largest stockholder, The Wagner Family Trust (see Item 12, "Security Ownership of Certain Beneficial Owners and Management"). Mr. Wagner is also the sole stockholder and a director of Teknekron Corporation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      (a)  Security Ownership of Certain Beneficial Owners

      The following table sets forth certain information as of March 1, 2003, with respect to beneficial ownership of the shares of Common Stock of the Company by each person who is known by the Company to own beneficially more than 5% of the shares of Common Stock:

-------------------------------------------------------------------------------------------------------------------
                                                                                                    Approximate
                                                                                      Shares           Percent
                                                                                   Beneficially     Beneficially
                              Name and Address                                        Owned             Owned
-------------------------------------------------------------------------------------------------------------------
Wagner Family Trust........................................................        2,052,671           20.6%(1)
P.O. Box 7370
Incline Village, NV  89452

Andrea Wagner 1996 Trust...................................................          551,996            5.5%(1)(3)
P.O. Box 7370
Incline Village, NV  89452

Nina Wagner 1996 Trust ....................................................          551,996            5.5%(1)(3)
P.O. Box 7370
Incline Village, NV  89452

Charles Wagner 1996 Trust .................................................          551,996            5.5%(1)(3)
P.O. Box 7370
Incline Village, NV  89452

Peter S. Lynch.............................................................          782,000            7.8%
82 Devonshire Street, S8A
Boston, MA  02109
Dr. Michael John Keaton Trust .............................................        1,106,887           11.1%(2)
C/O Greenberg Traurig, LLP
2450 Colorado Avenue, Suite 400E
Santa Monica, CA  90404
-------------------------------------------------------------------------------------------------------------------

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

      (b)  Security Ownership of Management

      The following table sets forth information as of March 1, 2003, with respect to current beneficial ownership of shares of Common Stock by (i) each of the directors of the Company, (ii) each of the named executive officers (see
Item 11. "Executive Compensation"), and (iii) all current directors and executive officers as a group.


---------------------------------------------------------------------------------------------------------------------
                                                                       Shares           Shares
                                                                    Beneficially      Acquirable         Percentage
                             Name                                     Owned(1)        Within 60         Ownership(2)
                                                                                      Days(3)(4)
---------------------------------------------------------------------------------------------------------------------
William A. Hasler .............................................       55,500           71,500(3)            1.2%
Jeffrey R. Hazarian ...........................................        7,186          157,500(4)            1.5%
Thomas S. Loo (5)..............................................     1,655,988          69,500(3)           16.2%
Robert C. McKay, Jr............................................        1,789          222,500(4)            2.1%
Andrea W. O'Riordan (6)........................................       551,996           61,500(3)           5.8%
George L. Turin................................................       45,504           97,000(3)            1.3%
                                                                  --------------     -------------     ------------
All Directors and Executive Officers as a Group (6 persons) ...     2,317,963         679,500              28.1%

---------------------------------------------------------------------------------------------------------------------

  (1) The persons named above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.
  (2) Based on the number of shares outstanding at, or acquirable within 60 days of March 1, 2003.
  (3) Represents options under the Company's 1993 Outside Directors Compensation and Option Plan, which are exercisable on March 1, 2003, or within 60 days thereafter.
  (4) Represents options under the Company's 1992 Option Plan which are exercisable on March 1, 2003, or within 60 days thereafter.
  (5) Mr. Loo is co-trustee of the Andrea Wagner 1996 Trust, the Nina Wagner 1996 Trust, and the Charles Wagner 1996 Trust (see Item 12(a),
      "Security Ownership of Certain Beneficial Owners")
  (6) Ms. O'Riordan is the daughter of Harvey E. Wagner, who holds a beneficial interest in the Company's largest stockholder, The Wagner Family Trust (see Item 12(a), "Security Ownership of Certain Beneficial Owners").

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


Item 13.  Certain Relationships and Related Transactions

      See "Compensation Committee Interlocks and Insider Participation."

Item 14.  Controls and Procedures

      (a)  Evaluation of disclosure controls and procedures.

      Our chief executive officer and our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this Annual Report on Form 10-K have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls.

      Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1)  Financial Statements

      The following financial statements of the Company are filed with this report and can be found in Part II, Item 8, on the pages indicated below:

                                                                                                          PAGE

           Consolidated Statements of Operations-- Years Ended December 31, 2002, 2001, and 2000 .......    16
           Consolidated Balance Sheets-- December 31, 2002 and 2001 ....................................    17
           Consolidated Statements of Stockholders' (Deficit) Equity--
           Years Ended December 31, 2002, 2001, and 2000 ...............................................    18
           Consolidated Statements of Cash Flows-- Years Ended December 31, 2002, 2001, and
           2000 ........................................................................................    19
           Notes to Consolidated Financial Statements ..................................................    20
           Report of Independent Auditors ..............................................................    33

      (a)(2)  Financial Statement Schedules

      The following financial statement schedules with respect to the Company are filed in this report:

           Schedule II-- Valuation and Qualifying Accounts and Reserves ................................    43
      All other schedules are omitted because they are either not required or not applicable.

      (a)(3)  Certifications

      The following certifications are filed in this report:

           Certification of Robert C. McKay, Chief Executive Officer and President......................    45
           Certification of Jeffrey R. Hazarian, Chief Financial Officer and Executive Vice President ..    46

      (a)(4)  Exhibits

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

    4.5        GoTrain Corp. 2002 Stock Option and Stock Plan

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

   11.1 Statement regarding computation of per share earnings: See "Note 5 to Consolidated Financial Statements."

   21.1(1)     List of Subsidiaries of the Registrant.

   23.1(1)     Consent of Ernst & Young LLP, Independent Auditors.

   99.1(1) Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Robert C. McKay - Chief Executive Officer and President).

   99.2(1) Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Jeffrey R. Hazarian - Chief Financial Officer and Executive Vice President).

      (b)  Reports on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the last quarter of 2002.

      (c)  Exhibits (see Item 14(a)(3) above.)

      (d)  Financial Statement Schedules

      The schedules listed in Item 14(a)(2) above should be used in conjunction with the Consolidated Financial Statements of the Company for the year ended December 31, 2002.






  ___________________________
 (1) Filed herewith

                                                                     SCHEDULE II


                                  TENERA, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

  (In thousands)
----------------------------------------------------------------------------------------------------------------
                                                      Additions              Deductions
                                                     ------------    ---------------------------
                                       Balance       Charged to
                                      Beginning       Costs and      Credited to                     Balance at
          Description                  of Year        Expenses       Special Item      Other         End of Year
----------------------------------------------------------------------------------------------------------------
2000
Reserve for Sales Adjustment
and Credit Losses .............         $ 1,298        $    --         $    --         $   334         $   964
2001
Reserve for Sales Adjustment
and Credit Losses .............             964             --              --             417             547
2002
Reserve for Sales Adjustment
and Credit Losses .............             547             --              --               8             539

----------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 14, 2003




                               TENERA, INC.

                               By                 /s/ JEFFREY R. HAZARIAN
                                 -----------------------------------------------
                                           Jeffrey R. Hazarian
                                         Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    Signature                          Title                            Date


/s/ WILLIAM A. HASLER                 Director                    April 14, 2003
--------------------------
  (William A. Hasler)
                             Director, Chief Financial Officer,
                               Executive Vice President, and
                                  Corporate Secretary
/s/ JEFFREY R. HAZARIAN        (Principal Financial Officer)      April 14, 2003
--------------------------
 (Jeffrey R. Hazarian)


  /s/ THOMAS S. LOO                   Director                    April 14, 2003
--------------------------
    (Thomas S. Loo)

                             Director, Chief Executive Officer
                                      and President
 /s/ ROBERT C. MCKAY            (Principal Executive Officer)     April 14, 2003
--------------------------
   (Robert C. McKay)


 /s/ ANDREA W. O'RIORDAN              Director                    April 14, 2003
--------------------------
  (Andrea W. O'Riordan)

                                 Controller and Treasurer
/s/ JAMES A. ROBISON, JR.     (Principal Accounting Officer)      April 14, 2003
--------------------------
 (James A. Robison, Jr.)


  /s/ GEORGE L. TURIN                 Director                    April 14, 2003
--------------------------
   (George L. Turin)

                                  CERTIFICATION






I, Robert C. McKay, certify that:

     1. I have reviewed this annual report on Form 10-K of TENERA, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







Dated:  April 14, 2003                            /s/ ROBERT C. McKAY
                                          --------------------------------------
                                                    Robert C. McKay
                                          Chief Executive Officer and President

                                  CERTIFICATION






I, Jeffrey R. Hazarian, certify that:

     1. I have reviewed this annual report on Form 10-K of TENERA, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







Dated:  April 14, 2003                /s/ JEFFREY R. HAZARIAN
                            ----------------------------------------------------
                                          Jeffrey R. Hazarian
                            Executive Vice President and Chief Financial Officer

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