Form 10-Q
period 2003-03-31
TENERA INC
filed 2003-05-14
CIK 804731

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          ----------------------------

                                    FORM 10-Q

 (Mark One)

    [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2003

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

     The number of shares outstanding on March 31, 2003, was 9,984,259.

                                TABLE OF CONTENTS



                                                                                                          PAGE
                         PART I -- FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements (Unaudited) .............................................    1
    Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition .....   13
    Item 3.  Quantitative and Qualitative Disclosures of Market Risk ...................................   16
    Item 4.  Controls and Procedures ...................................................................   17


                          PART II -- OTHER INFORMATION

    Item 1.  Legal Proceedings .........................................................................    *
    Item 2.  Changes in Securities .....................................................................    *
    Item 3.  Defaults Upon Senior Securities ...........................................................    *
    Item 4.  Submission of Matters to a Vote of Security Holders .......................................    *
    Item 5.  Other Information .........................................................................    *
    Item 6.  Exhibits and Reports on Form 8-K ..........................................................   18






















   _____________________________

      *  None

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



  (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended March 31,
                                                                                  ------------------------------
                                                                                      2003             2002
----------------------------------------------------------------------------------------------------------------
Revenue ...................................................................       $     2,631       $    4,132
Direct Costs ..............................................................             2,232             3,633
General and Administrative Expenses .......................................             1,486             1,607
Other Expense .............................................................                --                 3
                                                                                  -------------     ------------
  Operating Loss ..........................................................            (1,087)           (1,111)
Interest Expense, net .....................................................               (30)              (14)
                                                                                  -------------     ------------
  Net Loss Before Income Tax Expense.......................................            (1,117)           (1,125)
Income Tax Expense ........................................................                 6                15
                                                                                  -------------     ------------
Net Loss ..................................................................       $    (1,123)      $    (1,140)
                                                                                  =============     ============
Net Loss per Share-- Basic ................................................       $     (0.11)      $     (0.11)
                                                                                  =============     ============
Net Loss per Share-- Diluted ..............................................       $     (0.11)      $     (0.11)
                                                                                  =============     ============
Weighted Average Number of Shares Outstanding-- Basic .....................             9,984             9,984
                                                                                  =============     ============
Weighted Average Number of Shares Outstanding-- Diluted ...................             9,984             9,984
                                                                                  =============     ============

----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)




  (In thousands, except share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                                   March 31,        December 31,
                                                                                      2003              2002
----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents ...............................................       $       427       $     1,277
  Trade receivables, less allowance of $539 at Mar 31, 2003 and Dec 31, 2002
    Billed ................................................................               489               620
    Unbilled ..............................................................               812               635
  Other current assets ....................................................               228               185
                                                                                  -------------     ------------
      Total Current Assets ................................................             1,956             2,717
Property and Equipment, Net ...............................................               152               243
Other Assets ..............................................................               473               576
                                                                                  -------------     ------------
         Total Assets .....................................................       $     2,581       $     3,536
                                                                                  =============     ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Accounts payable ........................................................       $     1,316       $     1,068
  Accrued compensation and related expenses ...............................             1,195             1,397
  Deferred revenue ........................................................               394               391
  Subordinated debt and accrued interest ..................................             1,635             1,605
  Subordinated debt and accrued interest payable to related party..........                85                --
                                                                                  -------------     ------------
      Total Current Liabilities ...........................................             4,625             4,461
Stockholders' Deficit
  Common Stock, $0.01 par value, 25,000,000 authorized, 10,417,345 issued,
  and 9,984,259 outstanding at Mar 31, 2003 and Dec 31, 2002................             104               104
  Paid in capital, in excess of par .......................................             5,697             5,693
  Acummulated deficit......................................................            (7,352)           (6,229)
   Treasury stock-- 433,086 shares at Mar 31, 2003 and Dec 31, 2002 ........            (493)             (493)
                                                                                  -------------     ------------
        Total Stockholders' Deficit .......................................            (2,044)             (925)
                                                                                  -------------     ------------
         Total Liabilities and Stockholders' Deficit ......................       $     2,581       $     3,536
                                                                                  =============     ============

  See accompanying notes.

                                  TENERA, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)







  (In thousands)

-----------------------------------------------------------------------------------------------------------------------------
                                                                Paid-In
                               Common          Stock           Capital in       Accumulated
                                                                 Excess           Deficit         Treasury
                            -----------------------------        of Par                            Stock           Total
                                 Shares        Amount
-----------------------------------------------------------------------------------------------------------------------------
December 31, 2002 ......        9,984      $       104      $      5,693      $   (6,229)      $      (493)   $        (925)
Fair Value of Stock
Compensation to Consultant         --              --                  4              --                --                4
Net Loss ...............           --              --                 --          (1,123)               --           (1,123)
                            ------------   --------------   ----------------  ---------------  -------------- ---------------
March 31, 2003 .........        9,984      $       104      $      5,697      $   (7,352)      $      (493)   $      (2,044)
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

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

  (In thousands)

----------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended March 31,
                                                                                  ------------------------------
                                                                                      2003             2002
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss ................................................................       $    (1,123)      $    (1,140)

  Adjustments to reconcile net losses to cash used by operating activities:
    Depreciation and amortization..........................................               144               225
    Net loss on disposal of assets ........................................                --                 3
    Stock compensation to consultant ......................................                 4                --

    Changes in assets and liabilities:
      Trade receivables, net of allowance .................................               (46)             (234)
      Income tax receivable ...............................................                --               884
      Other current assets ................................................               (14)               --
      Other assets ........................................................                21               (81)
      Accounts payable ....................................................               248               (69)
      Accrued compensation and related expenses ...........................              (202)               15
      Deferred revenue ....................................................                 3               (14)
      Accrued interest expense ............................................                30                15
                                                                                  -------------     ------------
        Net Cash Used By Operating Activities .............................              (935)             (396)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment ...................................                --               (17)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of subordinated debt ............................                85             1,500
                                                                                  -------------     ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ......................              (850)            1,087

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................             1,277             1,286
                                                                                  -------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................       $       427       $     2,373
                                                                                  =============     ============

NON-CASH FINANCING AND INVESTING ACTIVITIES

  Sale of assets in exchange for note receivable...........................       $        41       $        --
                                                                                  =============     ============

----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2003 and 2002
                                   (Unaudited)


Note 1. Organization

      TENERA, Inc. (including its subsidiaries, "TENERA", or the "Company") provides a broad range of professional and technical services, and web-based e-Learning solutions. The Company's professional and technical services are designed to solve complex management, engineering, environmental, health and safety challenges associated with the management of federal government properties. TENERA's web-based e-Learning products and services, provided through the Company's GoTrain Corp. subsidiary (`GoTrain"), are designed to provide a suite of on-line, interactive, compliance and regulatory-driven training applications for use by clients' employees.

      The Company is principally organized into two operating segments:
Professional and Technical Services and e-Learning (see Note 6 to Consolidated Financial Statements).

      As previously reported, in early 2003, the Company determined it is in the best interest of the Company to either sell or dispose of its operating segments as quickly as possible this year or permit its operating units to dispose of their assets. Management has undertaken efforts to accomplish this. The Company reached agreement in March 2003 to transfer the ownership and operations of TENERA Energy, LLC, part of the Professional and Technical Services segment, to the former employees of that subsidiary. This transfer has been achieved through the assumption of certain liabilities by the new owners, for which the Company would otherwise be obligated. The Company retains certain receivables. The impact of this transaction on revenue, net income, and future cash flow is not expected to be significant. Additionally, the Company is in discussions to attempt to dispose of its remaining business operations and it is anticipated that any transaction involving these units will be consummated in the second or third quarters of 2003.


Note 2. Summary of Significant Accounting Policies

      Basis of Presentation. The accompanying consolidated interim financial statements include the accounts of the Company and its subsidiaries and are unaudited. All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at March 31, 2003, and the results of operations and cash flows for the three month periods ended March 31, 2003 and 2002, have been made. For further information, refer to the financial statements and notes thereto contained in TENERA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission ("SEC"). The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full year ending December 31, 2003.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

      Cash and Cash Equivalents. At March 31, 2003 and December 31, 2002, the Company's cash and cash equivalents included deposited cash and money market accounts at a banking institution. Historically and from time to time, the Company has invested in commercial paper issued by companies with strong credit ratings. There were no such investments at March 31, 2003 and December 31, 2002. The Company includes in cash and cash equivalents, all short-term, highly liquid investments, which mature within three months of acquisition.

      Concentrations of Credit Risk and Credit Risk Evaluations. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist principally of money market accounts. Cash and cash equivalents are held with a domestic financial institution with high credit standing. The Company has not experienced any significant losses on its cash and cash equivalents. The Company conducts business with companies in various industries primarily in the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Allowances are maintained for potential credit issues, and such losses to date have been within management's expectations. Included in accounts receivable are certain trade receivables related to U.S. government contracts and included in the net balance of accounts receivable are allowances of $539,000 for doubtful accounts, which includes approximately $400,000 for disputed amounts arising from government audits related to the government contract receivables. At March 31, 2003, three clients accounted for 26%, 19%, and 13%, respectively, of the Company's trade receivables. At December 31, 2002, three clients accounted for 19%, 17%, and 13%, respectively, of the Company's trade receivables. During the first quarter of 2003, one client accounted for 59% of the Company's total revenue. For the same period in 2002, two clients accounted for 64% and 11%, respectively, of total revenue. All the above concentrations relate to Professional and Technical Services Segment clients.

      Property and Equipment. Property and equipment are stated at cost ($2,980,000 and $3,368,000 at March 31, 2003 and December 31, 2002,
respectively), net of accumulated depreciation ($2,828,000 and $3,125,000 at March 31, 2003 and December 31, 2002, respectively). Depreciation is calculated using the straight-line method over the estimated useful lives, which range from three to five years.

      Other Assets. Included in this asset category are the costs of internal-use e-Learning operating system software, both acquired and developed by the Company, and certain costs related to the development of the Company's e-Learning training courses used in its internet-based application service provider business. These costs have been capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Under the Company's business model through the second quarter of 2002, a limited license was granted to our clients to access the Company's training system via the internet. The proprietary software resides on the Company's computers and prior to the third quarter of 2002, clients had no other rights to the software. All training and maintenance costs are expensed as incurred. At March 31, 2003 and December 31, 2002, the Company had $436,000 and $526,000, respectively, of capitalized software costs, net of accumulated amortization of $867,000 and $785,000, respectively. The estimated remaining useful life of costs capitalized is 14 months. For the first three months of 2003, the amortization of capitalized software costs totaled $82,000.

      In the third quarter of 2002, the Company modified its business model in response to changes in the e-Learning marketplace. In addition to hosting training courses on its internal e-Learning operating system, the Company began offering content only and perpetual licenses to its customers, whereby courses can be run on third-party operating systems. Because of this change, any new development costs associated with this product offering must be accounted for under the guidelines of Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Under SFAS No. 86, software development costs subsequent to the decision to allow certain products to be licensed and run on third-party operating systems, generally will be expensed as incurred, as the time between achieving technological feasibility and general release of the product is not significant. For the first quarter of 2003, the Company expensed $81,000 of software development costs.

      Due to a history of losses, the Company has periodically assessed the impairment of long-lived assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. At March 31, 2003, the Company estimated the sum of undiscounted net operating cash flows of its business segments over the expected useful lives of the remaining long-lived assets and determined that they exceeded the net carrying value of these assets. Accordingly, no asset impairment exists at March 31, 2003. Given the history of losses, the Company will perform an assessment of potential long-lived asset impairment each quarter.

      Revenue. The Company's Professional and Technical Services Segment primarily offers its services to the Department of Energy ("DOE"). Revenue from time-and-material and cost plus fixed-fee contracts is recognized when service is performed and costs are incurred. Revenue from fixed-price contracts is recognized on the basis of percentage of work completed (measured by costs incurred relative to total estimated project costs). The Company's fixed-price contracts are typically less than six months in duration and are billed at project completion.

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

      For perpetual license sales of learning courses to customers, whereby the Company may not be the application service provider, the Company must recognize revenue in accordance with Statement of Position (SOP) 97-2, as amended by SOP 98-4 and SOP 98-9. As noted above, prior to the change in the business model, the Company capitalized costs related to the development of the e-Learning training courses under SOP 98-1. In accordance with that statement, before revenue can be recognized from any non-hosted sales of e-Learning training courses for which the development costs have been capitalized, the carrying value of the training course capitalized costs must be reduced to zero by the value of the non-hosted sales. At March 31, 2003, the remaining net capitalized costs of the e-Learning courses was $84,000, net of $23,000 of non-hosted sales.

      Reserves are maintained for potential sales adjustments and credit losses; such losses to date have been within management's expectations. Actual revenue and cost of contracts in progress may differ from management estimates and such differences could be material to the financial statements.The Company's Professional and Technical Services Segment primarily offers its services to the DOE. Revenue from time-and-material and cost plus fixed-fee contracts is recognized when service is performed and costs are incurred. Revenue from fixed-price contracts is recognized on the basis of percentage of work completed (measured by costs incurred relative to total estimated project costs) under compliance with Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts".

      Income Taxes. The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense recorded in the first quarter of 2003 reflects minimum taxes due for certain states.

      Accounting for Stock-Based Compensation. Under the provisions of the TENERA 1992 Option Plan, 1,500,000 shares of TENERA common stock are reserved for issuance upon the exercise of options granted to key employees and consultants. TENERA's 1993 Outside Directors Compensation and Option Plan reserves 500,000 shares for issuance upon exercise of options granted to non-employee directors. The employee stock options generally vest over a three year period and expire six years from date of grant. The outside director options vest over a one year period and expire ten years from date of grant. As of March 31, 2003, options for 1,379,500 TENERA shares were outstanding and options for 1,277,000 shares were exercisable.

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

      During the second quarter of 2002, GoTrain also granted 250,000 Subsidiary Stock options to a former officer of, and now consultant to, GoTrain at an exercise price of $0.36 per share. These Subsidiary Stock options were granted in exchange for services through April 16, 2004 and cliff vest on that date. The Subsidiary Stock options were revalued, subsequently, under the guidance of Statement of Financial Standards No. 123 ("FAS 123") using a Black-Scholes option pricing model with the following assumptions: market price of $.14 per share, risk-free interest rate of 4.0%, dividend yield of 0%, volatility factor of .8, and a 10 year contractual term. Under FAS 123, these options will be revalued at the end of each reporting period and stock compensation expense will be recognized ratably over the vesting term. In the first quarter of 2003, $4,000 of stock compensation expense was recognized and charged to general and administrative expenses.

      As of March 31, 2003, options for 1,902,387 GoTrain shares were outstanding and options for 330,477 shares were exercisable.

      Per Share Computation. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options and convertible debentures, in the weighted average number of common shares outstanding for a period, if dilutive. The determination of fully diluted earnings per share excludes the impact of 1,379,500 additional shares of TENERA common stock, issuable upon the exercise of outstanding stock options, because they are antidilutive. Also excluded from the computation of fully diluted earnings per share as antidilutive are the potential impact of the conversion of GoTrain convertible debentures (see Note 5 to Consolidated Financial Statements) and GoTrain Subsidiary Stock options of 3,333,000 shares and 1,902,387 shares, respectively, to GoTrain common stock.

      The following table sets forth the computation of basic and diluted loss per share as required by Financial Accounting Standards Board Statement No. 128:

  (In thousands, except per share amounts)

--------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended March 31,
                                                                        --------------------------------
                                                                               2003            2002
--------------------------------------------------------------------------------------------------------
Numerator:
   Net loss ......................................................         $   (1,123)      $   (1,140)
                                                                           =============    ============
Denominator:
  Denominator for basic loss per share--
  weighted-average shares outstanding.............................              9,984            9,984
  Effect of dilutive securities:
     Employee & Director stock options (Treasury stock method) ...                 --               --
                                                                           -------------    ------------
  Denominator for diluted loss per share--
  weighted-average common and common equivalent shares ...........              9,984            9,984
                                                                           =============    ============
Basic loss per share  ............................................         $     (0.11)     $     (0.11)
                                                                           =============    ============
Diluted loss per share  ..........................................         $     (0.11)     $     (0.11)
                                                                           =============    ============

--------------------------------------------------------------------------------------------------------

      Proforma Disclosures of the Effect of Stock-Based Compensation. Pro forma interim information regarding net earnings (loss) and earnings (loss) per share is required by SFAS 148 and has been determined as if the Company had accounted for its stock options under the fair value method of FAS 123. The fair value for the options has been estimated at the date of grant using a Black-Scholes option pricing model.

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

      Pro forma information regarding the Company's net loss and loss per share follows:

  (In thousands, except per share amounts)

--------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended March 31,
                                                                        ---------------- -- ------------
                                                                               2003            2002
--------------------------------------------------------------------------------------------------------
Net Loss -- As Reported ....................................               $    (1,123)     $    (1,140)

Stock-Based Compensation Expense-- FAS 123 .................                       (21)             (4)
                                                                           -------------    ------------
Pro Forma Net Loss -- FAS 123 ..............................               $    (1,144)     $   (1,144)
                                                                           =============    ============
Net Loss per Share-- As Reported Basic .....................               $    (0.11)      $    (0.11)
                                                                           =============    ============
Net Loss per Share-- As Reported Diluted ...................               $    (0.11)      $    (0.11)
                                                                           =============    ============
Pro Forma Net Loss per Share-- FAS 123 Basic ...............               $    (0.11)      $    (0.11)
                                                                           =============    ============
Pro Forma Net Loss per Share-- FAS 123 Diluted .............               $    (0.11)      $    (0.11)
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

      Recent Accounting Pronouncements. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, or SFAS 148. This statement amends FASB Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The provisions of this statement relating to interim financial information are effective for the quarter ending March 31, 2003. The transitional provisions did not have an impact on the Company's financial statements as it did not elect to change from the intrinsic value method to the fair value method.

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46. FIN 46 clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statements with its own. The Company is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. The company has not yet performed this assessment; however the Company is not aware of any material variable interest entities that it may be required to consolidate.

Note 3. Commitments and Contingencies

      Leases. The Company occupies facilities under noncancelable operating leases expiring at various dates through 2005. The leases call for proportionate increases due to property taxes and certain other expenses. Rent expense amounted to $167,000 for the quarter ended March 31, 2003 ($181,000 in the first quarter of 2002).

      As of March 31, 2003, minimum rental commitments under operating leases, principally for real property, are as follows (in thousands):

  (Year Ending December 31)
----------------------------------------------------------------------------------------------------------------
2003 .........................................................................................      $      523
2004 .........................................................................................             469
2005 .........................................................................................             382
                                                                                                    ------------
Total Minimum Payments Required ..............................................................      $    1,374
                                                                                                    ============

----------------------------------------------------------------------------------------------------------------


Note 4. Long-Term Obligations

      In June 2001, GoTrain entered into a five-year agreement with SkillSoft (formerly SmartForce) to co-develop and distribute Environmental, Safety and Health and regulatory content via the SmartForce internet platform. Under the agreement, GoTrain retains the ownership of its proprietary content and GoTrain shares in the revenue of any GoTrain content sold by SmartForce. As part of the agreement, GoTrain was required to make an initial payment of $50,000 to SmartForce at inception and quarterly payments of $68,500 commencing September 30, 2001 (due sixty days thereafter), for platform license and maintenance, and integration of existing GoTrain content.

      In June 2002, SmartForce announced that it had entered into an agreement to merge with SkillSoft, another e-Learning company, which was completed in September 2002. The surviving entity, known as SkillSoft, assumed GoTrain's agreement with SmartForce. GoTrain is currently in negotiations with SkillSoft to restructure the SmartForce agreement. The Company made no payments to SkillSoft under the agreement in the first quarter of 2003.

      As of March 31, 2003, minimum net payments, which are being accrued when due, are as follows (in thousands):

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

 Note 5. Subordinated Debt

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

      On March 31, 2003, upon full conversion of the Series 1 and Series 2 debentures and the outstanding Subsidiary Stock options, the holders of the debentures would own approximately 29% of GoTrain.

      In March 2003, the Company issued subordinated debt of $85,000 to an officer of the Company to provide additional working capital. The debt bears simple interest at the rate of 8% per annum, has no maturity date, and is secured by the trade receivable assets of GoTrain.

      The Company accrued $30,000 of interest expense in the first quarter of 2003 related to these debts.

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


      Information about the operating segments for the quarters ended March 31, 2003 and 2002, and reconciliation to the Consolidated Statements of Operations, are as follows:

  (In thousands)
-----------------------------------------------------------------------------------------------
                                                                   Three Months Ended March 31,
                                                                  -----------------------------
                                                                      2003            2002
-----------------------------------------------------------------------------------------------
REVENUE
   Professional and Technical Services......................      $    2,202       $    3,721
  e-Learning ...............................................             429              411
                                                                  -------------    ------------
     Total .................................................      $    2,631       $    4,132
                                                                  =============    ============
NET LOSS BEFORE INCOME TAX
   Professional and Technical Services .....................      $     (392)     $       (61)
   e-Learning ..............................................            (575)            (939)
   Corporate and Other .....................................            (150)            (125)
                                                                  -------------    ------------
     Total .................................................      $   (1,117)      $   (1,125)
                                                                  =============    ============
DEPRECIATION AND AMORTIZATION EXPENSE
   Professional and Technical Services .....................      $        6       $       13
   e-Learning ..............................................             135              208
   Corporate and Other .....................................               3                4
                                                                  -------------    ------------
     Total .................................................      $      144       $      225
                                                                  =============    ============

-----------------------------------------------------------------------------------------------

      Revenues outside of the United States have been less than 1% of total Company revenues in each of the quarters ended March 31, 2003 and 2002, respectively. Therefore, no enterprise-wide geographical data has been provided. The Company provides services and products to clients throughout the United States, and the geographical location of the client is not used for decision-making or performance evaluation.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Forward-Looking Statements


      With the exception of historical facts, the statements contained in this discussion are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the Safe Harbor provisions created by that statute. Certain statements contained in the following Management's Discussion and Analysis of Results of Operations and Financial Condition, including, without limitation, statements containing the words "believes", "anticipates", "estimates", "expects", "future", "intends", and words of similar import, constitute forward-looking statements that involve risks and uncertainties. Such risks, uncertainties and changes in condition, significance, value and effect could cause the Company's actual results to differ materially from those anticipated events. Such risks and uncertainties include uncertainty of access to capital; the reliance on major customers and concentration of revenue from the government sector; the uncertainty of future profitability; uncertainty regarding competition; reliance on key personnel; uncertainty regarding industry trends and customer demand; and government contract audits. Additional risks are detailed in the Company's filings with the SEC, including its Form 10-K for the year ended December 31, 2002.

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

      Additionally, in the third quarter of 2002, the Company began offering non-hosted e-Learning licensing arrangements to distributors and clients. These types of sales are accounted for under the AICPA Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). Prior to this change in the business model, the Company capitalized costs related to the development of the e-Learning training sources under SOP 98-1. In accordance with that statement, before revenue can be recognized from any non-hosted sales of e-Learning training courses for which the development costs have been capitalized, the carrying value of the training course capitalized costs must be reduced to zero by the value of the licensed sales. Through the first quarter of 2003, the capitalized costs have been reduced by $23,000 from the sale of a non-hosted courseware license. The remaining net capitalized costs of the e-Learning courses were $84,000 at March 31, 2003. Because the Company to date has had very limited activity in non-hosted license sales, it is unable to predict when the Company will be able to recognize revenue from this type of sales.

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





                                  TENERA, INC.
                              Results of Operations
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------
                                                                                           Percent of Revenue
                                                                                         ------------------------
                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                         ------------------------
                                                                                           2003          2002
-----------------------------------------------------------------------------------------------------------------
Revenue ........................................................................           100.0%        100.0%

Direct Costs ...................................................................            84.8          87.9

General and Administrative Expenses ............................................            56.5          38.9

Other Expense ..................................................................              --           0.1
                                                                                         ----------    ----------

  Operating Loss ...............................................................           (41.3)        (26.9)

Interest Expense, net ..........................................................            (1.1)         (0.3)
                                                                                         ----------    ----------

Net Loss Before Income Tax Expense .............................................           (42.4)%       (27.2)%
                                                                                         ==========    ==========

-----------------------------------------------------------------------------------------------------------------


Results of Operations

      Net loss before income tax expense for the quarter ended March 31, 2003 was $1,117,000, compared to net loss before tax expense of $1,125,000 for the same period in 2002.

      Professional and Technical Services Segment revenue for the first three months of 2003 decreased 41% ($1.5 million) from the same period in 2002, primarily due to a lower allocation of work to lower-tier subcontractor teams at the Rocky Flats site. For the first quarter of 2003, the concentration of revenue from government projects decreased to 68% of total Company revenue from 69% in the comparable period in 2002.

      Revenue in the e-Learning Segment increased by $18,000 in the first quarter of 2003, as compared to the same period in 2002, mainly due to a greater number of new contracts.

      Direct costs were lower in the first three months of 2003, compared to a year ago, primarily as a result of decreased revenue generation in the Professional and Technical Services Segment. Gross margin increased to 15% in the first quarter of 2003 from 12% in the first quarter of 2002, mainly due to an increase in e-Learning Segment margins and lower employee healthcare costs.

      General and administrative costs, in the first quarter of 2003, were 8% lower compared to a year ago, primarily reflecting higher utilization of personnel.

      Net interest expense in 2003 and 2002 represents accrued interest on the convertible debentures sold in March 2002 by the Company's GoTrain subsidiary (see Note 5 to Consolidated Financial Statements), partially offset by earnings from the investment of cash balances in money market accounts and short-term corporate debt instruments. Net interest income in 2003 was lower than 2002 due to lower average cash balances and lower interest rates during the first quarter of 2003 as compared to the same period in 2002.

Contract Backlog


      During the first quarter of 2003, the Company received written contracts and orders having an estimated value of approximately $1.7 million; $1.5 million associated with the Professional and Technical Services Segment, $0.2 million in new e-Learning Segment contracts. The activity in the Professional and Technical Services Segment primarily reflects additional work with existing commercial clients and the additional funding of the Rocky Flats Contract . The e-Learning contract activity reflects expansion of work with existing clients and partnerships and new orders under the SkillSoft agreement (see Note 4 to Consolidated Financial Statements). Additionally, the Company renegotiated a contract with a large e-Learning client, resulting in the reduction of $0.5 million of backlog in the first quarter of 2003.

      Contracted backlog for currently, active projects totaled approximately $8.7 million as of March 31, 2003, down from $12.3 million at December 31, 2002. The decrease in backlog reflects the transfer of ownership and operations of TENERA Energy, LLC, part of the Professional and Technical Services Segment, to the former employees of that subsidiary in March 2003. The backlog transferred in the transaction was approximately $2.1 million.

      The Professional and Technical Services and e-Learning segments account for $6.6 million and $2.1 million, respectively, of the backlog at March 31, 2003.


Liquidity and Capital Resources

      Cash and cash equivalents decreased by $850,000 during the first three months of 2003. The decrease was due to cash used by operations ($935,000), partially offset by the issuance of subordinated debt to a Company officer ($85,000) in March 2003 (see Note 5 to Consolidated Financial Statements).

      Trade receivables, net of sales allowance, increased by $46,000 from December 31, 2002, primarily due to higher unbilled receivables during the period in the Professional and Technical Services Segment.

      Other current assets increased by $14,000 due to the reclassification of a refundable security deposit from long-term to current based on the expiration date of the underlying facility lease. Included in other current assets is a note receivable from the purchaser of TENERA Energy, LLC (see Note 1 to Consolidated Financial Statements) related to the sale of property and equipment ($41,000). The note accrues interest at the published prime rate with accrued interest and principal due March 31, 2004.

      Other assets decreased by $21,000 from December 31, 2002 mainly due to the reclassification mentioned above of a refundable security deposit from long-term to current based on the expiration date of the underlying facility lease.

      Accounts payable increased by $248,000 and accrued compensation and related expenses decreased by $201,000 since the end of 2002. The majority of the changes relate to the sale of TENERA Energy, LLC (see Note 1 to Consolidated Financial Statements), whereby the employee vacation accrual ($134,000) was transferred to the new owners, offset by an amount payable to the new owners by the Company tied to the collection of existing receivables as of the transaction date. The balance of the accounts payable increase is associated with accruals made under the SkillSoft agreement (see Note 4 to Consolidated Financial Statements). The balance of the accrued compensation and related expenses decrease results from a reduction in the number of employees during the quarter.

      Accrued interest expense increased by $30,000 from December 31, 2002 related to the subordinated debt (see Note 5 to Consolidated Financial Statements).

      No cash dividend was declared in the first three months of 2003.

      The impact of inflation on project revenue and costs of the Company was minimal.

      At March 31, 2003, the Company had operating lease commitments through 2005 totaling $1,374,000, principally for real property (see Note 3 to Consolidated Financial Statements). Additionally, the Company has other long-term obligations through 2006, totaling $1,233,000, related to an agreement with Skillsoft (formerly SmartForce) to co-develop and distribute Environmental, Safety and Health and regulatory content via their internet platform (see Note 4 to Consolidated Financial Statements). The table below schedules these contractual obligations:


----------------------------------------------------------------------------------------------------------------
              Contractual Obligations                                   Payments Due By Period
                                                       ---------------------------------------------------------
                  (In thousands)                         Total    Less Than 1     1 - 3       4 - 5      After 5
                                                                     Year         Years       Years       Years
----------------------------------------------------------------------------------------------------------------
Operating Lease Obligations .....................      $ 1,374     $   644      $   730     $    --     $    --
Other Long-Term Obligations......................        1,233         549          547         137          --
                                                       --------    --------     --------    --------    --------
Total Contractual Cash Obligations ..............      $ 2,607     $ 1,193      $ 1,277     $   137     $    --

----------------------------------------------------------------------------------------------------------------


       In March 2003, the Company issued subordinated debt of $85,000 to an officer of the Company to provide additional working capital (see Note 5 to Consolidated Financial Statements) . The debt bears simple interest at the rate of 8% per annum, has no maturity date, and is secured by the trade receivable assets of GoTrain.

      Management anticipates that in light of the current business environment, the Company will experience further reduction in revenues expected to be recognized in its Professional and Technical Services Segment during the remainder of 2003. As a result, management believes that the cash expected to be generated by operations of the Company's Professional and Technical Services Segment will not be sufficient to enable the Company to support those segments and to provide funding necessary for further development of its e-Learning Segment. Although management believes that the e-Learning segment has significant future potential, it is unable to identify funding sources beyond what it has previously raised in capital for that segment.

      Accordingly, in early 2003, the Company determined it is in the best interest of the Company to either sell or dispose of its operating segments as quick as possible this year or permit its operating units to dispose of their assets. Management has undertaken efforts to accomplish this. As reported previously, the Company reached agreement in the first quarter of 2003 to transfer the ownership and operations of TENERA Energy, LLC, part of the Professional and Technical Services segment, to the former employees of that subsidiary. This transfer has been made by an assumption of certain liabilities by the new owners for which the Company would otherwise be obligated. The Company retains certain receivables. The future net cash proceeds to the Company as a result of this transfer is not expected to be significant. Additionally, the Company is in discussion to possibly dispose of its remaining business operations and it is anticipated that any transaction involving these units will be consummated in the second or third quarter of 2003.

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

Item 4.  Controls and Procedures

      (a)  Evaluation of disclosure controls and procedures.

      Our chief executive officer and our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report on Form 10-Q have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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












    __________________________

      (1) Filed herewith

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  May 14, 2003



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







Dated:  May 14, 2003                      /s/ ROBERT C. McKAY
                               ------------------------------------------------
                                              Robert C. McKay
                                     Chief Executive Officer and President

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







Dated:  May 14, 2003                  /s/ JEFFREY R. HAZARIAN
                         -------------------------------------------------------
                                         Jeffrey R. Hazarian
                          Executive Vice President and Chief Financial Officer

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