Form 10-Q
period 2003-06-30
TENERA INC
filed 2003-08-11
CIK 804731

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------
                                    FORM 10-Q

             (Mark One)

        [   X   ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended June 30, 2003

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

          1 Maritime Plaza, Suite 750, San Francisco, California 94111
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (415) 273-2705

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
Yes    X        No
   ---------      ----------.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes            No  X
   --------      -----------.

     The number of shares outstanding on June 30, 2003, was 9,984,259.

                                TABLE OF CONTENTS


                                                                                                          PAGE
                         PART I -- FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements (Unaudited) .............................................    1
    Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition .....   11
    Item 3.  Quantitative and Qualitative Disclosures of Market Risk....................................   16
    Item 4.  Controls and Procedures....................................................................   16


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








_______________________________

   * None.

                                        1
                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



  (In thousands, except per share amounts)

-----------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                 ------------------------------      -----------------------------
                                                    2003              2002              2003             2002
------------------------------------------------------------------------------------------------------------------
General and Administrative Expenses ......       $     374        $     252          $     525       $     377
                                                 ------------     -------------      ------------    -------------
Loss from Continuing Operations...........            (374)            (252)              (525)           (377)

Discontinued Operations:
  Loss from Discontinued Operations ......            (436)          (1,221)            (1,402)         (2,221)
  Gain on Sale of Gotrain Assets .........           4,879               --              4,879              --
  Income Tax Expense (Benefit) ...........               1             (174)                 7            (159)
                                                 ------------     -------------      ------------    -------------
Earnings (Loss) from Discontinued
Operations ...............................           4,442           (1,047)             3,470          (2,062)
                                                 ------------     -------------      ------------    -------------
Net Earnings (Loss) ......................       $   4,068        $  (1,299)         $   2,945       $  (2,439)
                                                 ============     =============      ============    =============
Net Earnings (Loss) per Share -- Basic and
Diluted:

  Net Loss from Continuing Operations ....       $   (0.04)      $    (0.03)         $   (0.05)      $   (0.04)
  Net Earnings (Loss) from Discontinued
  Operations..............................            0.45            (0.10)              0.35           (0.20)
                                                 ------------     -------------      ------------    -------------
  Net Earnings (Loss) ....................       $    0.41        $   (0.13)         $    0.30       $   (0.24)
                                                 ============     =============      ============    =============
Weighted Average
Number of Shares Outstanding -- Basic and
Diluted...................................           9,984            9,984              9,984           9,984
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

                                  TENERA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



  (In thousands, except share amounts)

----------------------------------------------------------------------------------------------------------------
                                                                                    June 30,        December 31,
                                                                                      2003             2002
----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents ...............................................       $     2,121       $     1,277
  Restricted cash .........................................................               500                --
  Trade receivables, less allowance of $539 at June 30, 2003 and Dec 31,
  2002
    Billed ................................................................               151               620
    Unbilled ..............................................................                72               635
  Other current assets ....................................................               148               185
                                                                                  -------------     ------------
      Total Current Assets ................................................             2,992             2,717
Property and Equipment, Net ...............................................                20               243
Other Assets ..............................................................                37               576
                                                                                  -------------     ------------
         Total Assets .....................................................       $     3,049       $     3,536
                                                                                  =============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accounts payable ........................................................       $       231       $     1,068
  Accrued compensation and related expenses ...............................               793             1,397
  Deferred revenue ........................................................                --               391
  Subordinated debt and accrued interest ..................................                --             1,605
                                                                                  -------------     ------------
      Total Current Liabilities ...........................................             1,024             4,461
Stockholders' Equity (Deficit)

  Common Stock, $0.01 par value, 25,000,000 authorized, 10,417,345 issued,
  and 9,984,259 outstanding at June 30, 2003 and Dec 31, 2002..............               104               104
  Paid in capital, in excess of par .......................................             5,698             5,693
  Accumulated deficit......................................................            (3,284)           (6,229)
  Treasury stock-- 433,086 shares at June 30, 2003 and Dec 31, 2002 .......              (493)             (493)
                                                                                  -------------     ------------
        Total Stockholders' Equity (Deficit) ..............................             2,025              (925)
                                                                                  -------------     ------------
         Total Liabilities and Stockholders' Equity (Deficit) .............       $     3,049       $     3,536
                                                                                  =============     ============
----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)







  (In thousands)

-------------------------------------------------------------------------------------------------------------

                                  Common Stock         Paid-In       Accumulated      Treasury
                                                      Capital in       Deficit          Stock        Total
                            ------------------------   Excess
                                                       of Par
                                Shares       Amount
-------------------------------------------------------------------------------------------------------------
December 31, 2002 ......        9,984   $       104  $    5,693   $   (6,229)       $    (493)  $     (925)
Fair Value of Stock
Compensation to Consultant         --            --           4           --               --            4
Net Loss ...............           --            --          --       (1,123)              --       (1,123)
                            ------------------------ ------------ ----------------- ----------- -------------
March 31, 2003 .........        9,984   $       104  $    5,697   $   (7,352)       $    (493)  $   (2,044)

Fair Value of Stock
Compensation to Consultant         --            --           3           --               --            3
Return of Investor Capital
in Subsidiary ..........           --            --          (2)          --               --           (2)
Net Earnings ...........           --            --          --        4,068               --        4,068
                            ------------------------ ------------ ----------------- ----------- -------------
                            ------------------------ ------------ ----------------- ----------- -------------
June 30, 2003 ..........        9,984   $       104  $    5,698   $   (3,284)       $    (493)  $    2,025
                            ======================== ============ ================= =========== =============
-------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

----------------------------------------------------------------------------------------------------------------
(In thousands)                                                                      Six Months Ended June 30,
                                                                                  ------------------------------
                                                                                      2003             2002
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net earnings (loss) .....................................................       $     2,945       $    (2,439)

  Adjustments to reconcile net earnings (losses) to cash used by operating activities:
    Depreciation and amortization..........................................               238               449
    Net (gain) loss on sale of assets .....................................            (4,881)                2
    Stock compensation to consultant ......................................                 7                15
    Changes in assets and liabilities:

      Trade receivables, net of allowance .................................               852               576
      Income tax receivable ...............................................                --               884
      Other current assets ................................................                10              (157)
      Other assets ........................................................                27              (104)
      Accounts payable ....................................................              (707)             (143)
      Accrued compensation and related expenses ...........................              (604)               (3)
      Deferred revenue ....................................................                62                26
      Accrued interest expense ............................................              (105)               45
                                                                                  -------------     ------------
        Net Cash Used By Operating Activities .............................            (2,156)             (849)
CASH FLOWS FROM INVESTING ACTIVITIES

  Acquisition of property and equipment ...................................                --               (19)
  Proceeds from sale of assets ............................................             4,502                 1
                                                                                  -------------     ------------
        Net Cash Provided (Used) in Investing Activities ..................             4,502               (18)
CASH FLOWS FROM FINANCING ACTIVITIES
   Sale (repayment) of subordinated debt ..................................            (1,500)            1,500
  Return of investor capital in subsidiary ................................                (2)               --
                                                                                  -------------     ------------
         Net Cash (Used) Provided by Financing Activities .................            (1,502)            1,500
                                                                                  -------------     ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS .................................               844               633
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................             1,277             1,286
                                                                                  -------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................       $     2,121       $     1,919
                                                                                  =============     ============
NON-CASH FINANCING AND INVESTING ACTIVITIES
  Sale of assets in exchange for note receivable...........................       $        41       $        --
                                                                                  =============     ============
  Restricted cash from sale of GoTrain assets .............................       $       500       $        --
                                                                                  =============     ============
----------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002
                                   (Unaudited)


Note 1. Organization

      TENERA, Inc. (including its subsidiaries, "TENERA", or the "Company") had historically provided a broad range of professional and technical services, and web-based e-Learning solutions. As previously announced, the Company completed the sales of each of the subsidiary business operations by June 30, 2003. This was accomplished through the disposition of all operating assets by two of the Company's subsidiaries and the sale of the third subsidiary.

      The Company had historically been principally organized into two operating segments: Professional and Technical Services and e-Learning. The Company's professional and technical services were designed to solve complex management, engineering, environmental, health and safety challenges associated with the management of federal government properties. TENERA's web-based e-Learning products and services, provided through the Company's GoTrain Corp. subsidiary (`GoTrain'), were designed to provide a suite of on-line, interactive, compliance and regulatory-driven training applications for use by clients' employees.

      The Company previously announced that the Board of Directors is proposing a plan of dissolution for ratification and approval by its shareholders at a Special Meeting of shareholders scheduled to be held in September 2003. The plan was approved by the Board of Directors, subject to shareholder approval, on July 15, 2003. Accordingly, a proxy statement will be prepared and distributed by the Company to its shareholders recommending approval of the plan in advance of the Special Meeting.

      In reaching this decision, the Board considered that the Company has been unable to return to profitable quarterly results since the quarter ended September 30, 2000. The Company recorded net losses of $4.8 million and $2.0 million in 2002 and 2001, respectively. The Company's businesses have been adversely affected by the general economic downturn in the United States over the past couple of years. The economic slowdown, combined with the "melt-down" of the fortunes of the power-generating and power-trading industry, has resulted in less demand for new and existing power plant capacity, which had a direct effect on the Company's environmental consulting business. The economic slowdown has also put budgetary pressure on the federal government, with the result that certain programs of the Department of Energy in which the Company participates have been constrained. Additionally, the pressure of corporate cost-cutting by many U.S. corporations has resulted in reduced training opportunities for the Company's e-Learning activities; many clients and potential clients had not expanded their training activities to the levels originally expected because of reduced manpower and/or lower funding for training. Starting in 2001, responding to these economic conditions, the Company took steps to reduce its cash requirements through staff reductions, which further constrained the Company's ability to develop its businesses.

      Revenues have continued to decline over each succeeding quarter until the revenue in the quarter ended December 31, 2002 totaled less than 40% of the revenues in the third quarter of 2000. The declines in revenue were spread across the Company's Professional and Technical Services segment; however it was most characteristic of the substantial decline in services requested by the Company's largest multi-year Professional and Technical Services contract with the Department of Energy's Rocky Flats Site (the "Site"). The decline in scope was consistent with budgetary pressure on the DOE as well as shifting needs at the Site as the remediation work was continuing along towards scheduled completion in 2006. Even with the greatly diminished roles for the Company at the Site, the contract itself was scheduled to complete its initial period of performance on September 30, 2003 and would be subject to a determination by the client as to the first of three possible annual extensions of the period of performance. As reported previously, management anticipated that in light of the current business environment, the Company would experience further reduction in revenues expected to be recognized in its Professional and Technical Services Segment during the remainder of 2003.

      The decrease in consolidated revenues during this period was only slightly offset by the increase in e-Learning Segment activity; however the increased revenues in that Segment came at a significant cost in cash resources. Cash reserves were being depleted to fund ongoing operating losses, since e-Learning revenue was insufficient to cover expenses, such as costs of e-Learning course and platform development, sales and marketing and administration. Initial funding of the e-Learning Segment came from the cash generated by the Company's Professional and Technical Services Segment. As previously reported, management believed that the cash expected to generated from the Professional and Technical Services Segment would be insufficient to provide funding necessary for further development of its e-Learning Segment. Also as previously reported, the Company's efforts seeking new lines of credit have been unsuccessful to date.

      Due to declining revenues, net losses, and declining cash balances, the Company's auditor's opinion expressed substantial doubt regarding the Company's ability to continue as a going concern at the end of the 2001 and 2002 calendar years. There has been uncertainty on how long the current downturn will last and when a sustained recovery may occur. Any further decline in the clients' markets or in general economic conditions would likely result in a further reduction in demand for the Company's products and services. Additionally, there has been a concern that the Company may have difficulty in collecting outstanding trade receivables from cash constrained clients, causing its own cash flow to be adversely affected. Also, in such an environment, pricing pressures could continue, negatively impacting gross margins.

      The Company has made considerable efforts to identify and evaluate strategic alternatives, including strategic partnerships. In June 2001, the Company's e-Learning subsidiary, GoTrain Corp. entered into a five-year strategic partnership agreement with SmartForce (now merged with SkillSoft) to co-develop and distribute ES&H and regulatory content via the SmartForce internet platform. Under the agreement, GoTrain retained ownership of its proprietary content and shared in the revenue of any GoTrain content sold by SmartForce. As part of the agreement, GoTrain was required to make an initial and quarterly payment SmartForce for platform license and maintenance, and integration of existing GoTrain content. Minimum net payments due by GoTrain over the remaining period of the agreement totaled $1.2 million at December 31, 2002. In June 2002, SmartForce announced that it had entered into an agreement to merge with SkillSoft, another e-Learning company, which was completed in September 2002. The surviving entity, know as SkillSoft, assumed GoTrain's agreement with SmartForce. In late 2002, due to the lack of achieving expected revenue growth over the first 18 months, GoTrain notified SkillSoft of a desire to restructure the agreement.

      Separately, GoTrain was able to raise $1.5 million in subordinated debt in early 2002; however, the cash infusion proved insufficient in light of slower-than-expected revenue growth. In the third quarter of 2002, the Company sought unsuccessfully additional external equity or working capital funding for the e-Learning enterprise. As previously reported, although management believed that the e-Learning segment has significant future potential, it was unable to identify funding sources beyond what it had previously raised in capital for that segment.

      To address the diminishing cash resource generation within the Professional and Technical Services Segment, management also contacted numerous potential debt and equity financial investors, including existing investors. However, such discussions failed to generate necessary funding for the Company or its subsidiaries. After completing their respective due diligence processes, all potential and existing investors declined to enter into meaningful negotiations.

      As previously announced, the Board of Directors then concluded, in light of the extensive and unsuccessful efforts to locate a strategic or an investment partner for the Company, that it would be in the best interest of the shareholders to pursue the possibility of a merger, sale of assets or closure of the operating subsidiaries, collectively or individually.

      Management then contacted a number of companies that it thought might have an interest in merging or purchasing assets from the subsidiaries. The list of prospects represented the collective knowledge of companies that were either currently active in the e-Learning or Professional and Technical Services markets or which the Company believed could have an interest in that market. Management attempted to schedule meetings with each of the prospective parties and subsequently solicited indications of interest from such parties.

      The Company did not receive any expressions of merger interest from the parties for the e-Learning business, but an offer was received from its strategic partner, SkillSoft, for the e-Learning assets. The initial agreement to purchase the assets from GoTrain was struck at a level which was expected to generate sufficient working capital for the Company to possibly redeploy its resources within other operating environments. However, after further contemplation of the general economic conditions, recent purchase prices paid for similar assets within the e-Learning market, and due diligence efforts by the buyer, the price offered was reduced prior to finalization of the agreement. Although the offered proceeds were considered by the Company to be a reasonable price for the assets sold, they did not provide surplus working capital.

      Similarly, the Company did not receive any expressions of merger interest from the independent parties approached for the Professional and Technical Services Segment's two subsidiaries: TENERA Energy, LLC ("Energy") and TENERA Rocky Flats., LLC ("Rocky Flats"). Thereafter, late in the first quarter of 2003, the Company reached agreement to transfer the ownership and operations of management of Energy to the former employees of the subsidiary. Late in the second quarter of 2003, a Rocky Flats joint venture partner, The S.M. Stoller Corporation, advised the Company that it was interested in assuming the obligations of certain Professional and Technical Services Rocky Flats site contracts and joint venture interests.

      As a result of these three separate sets of negotiations, sales of each of the subsidiary business operations were completed by June 30, 2003. On July 15, 2003, the Board determined, based upon the expected net cash proceeds from the completed sales and management's belief that the Company would not be able to reduce expenses and personnel further, that the Company would not able to fund the reestablishment of an operating entity in order to profitably sell and market a product or service. The Board also reviewed projected estimates of expenses associated with an orderly liquidation of TENERA, as well as the cash on hand as of June 30, 2003. Since the Company did not have any offers to purchase the remaining non-operating assets, such as trade and note receivables, furniture, and office equipment, at this time or to terminate favorably its long-term obligations, the Company was unable to effectively estimate the value of the net assets upon liquidation. The Board also considered other bankruptcy alternatives (such as provided for by the U.S. Bankruptcy Code) but believed that such alternatives would likely result in higher transaction costs and longer delays, further minimizing any possible distributions to shareholders.

      For these reasons, on July 15, 2003 the Board of Directors concluded that the dissolution and liquidation would have the highest probability of returning the greatest value to the shareholders.

      Also previously announced, the Company was notified on June 13, 2003 that it may not meet certain of the American Stock Exchange's ("AMEX") continued listing standards. On June 25, 2003, the Company submitted a response acknowledging the notification and stating that it would conduct a review of the alternatives available to the Company. The Company also announced on July 1, 2003 in a press release that there could be no assurance however that the Company would be able to present a plan that will meet the continued AMEX listing standards, or if it did not, would be able to provide an alterative market for its outstanding shares. Subsequent to July 15, 2003, the Company notified the AMEX of the Board of Directors resolution to wind up and dissolve the Company and its recommendation for approval from the Company's shareholders. On July 16, 2003, the AMEX contacted the Company to announce that in light of the information received from the Company, it had halted trading of the common stock on the Exchange pending a move to delist the Company.


Note 2. Summary of Significant Accounting Policies

      Basis of Presentation. The accompanying consolidated interim financial statements are prepared on the Company's historical basis of accounting and include the accounts of the Company and its subsidiaries and are unaudited. The disposition of all operating assets by two of the Company's subsidiaries and the sale of the third subsidiary prompted presentation of their results on the consolidated statement of operations as discontinued operations. However, no adjustments have been made to reflect a liquidation basis of accounting because the Company's board of directors approved the plan of liquidation subsequent to June 30, 2003. Assuming approval by the shareholders at the Special Meeting, in future reporting periods, the Company will report on a liquidation basis, which will result in the assets and liabilities of the Company being adjusted to their estimated net realizable values.

      All intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position at June 30, 2003, and the results of operations and cash flows for the three month and six month periods ended June 30, 2003 and 2002, respectively, have been made. For further information, refer to the financial statements and notes thereto contained in TENERA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission ("SEC"). The results of operations for the three month and six month periods ended June 30, 2003 and 2002, respectively, are not necessarily indicative of results that may be expected for any other interim period or for the full year ending December 31, 2003.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

      Cash and Cash Equivalents. At June 30, 2003 and December 31, 2002, the Company's cash and cash equivalents included deposited cash and money market accounts at a banking institution. Historically and from time to time, the Company has invested in commercial paper issued by companies with strong credit ratings. There were no such investments at June 30, 2003 and December 31, 2002. The Company includes in cash and cash equivalents, all short-term, highly liquid investments, which mature within three months of acquisition.

       Restricted Cash. At June 30, 2003, the Company had $500,000 of cash held in escrow pursuant to the asset purchase agreement with SkillSoft Corporation (see Notes 1 and 5 to Consolidated Financial Statements). Under the agreement, $100,000 was to be released upon the acceptance of twenty-five training courses developed by the Company subsequent to the transaction close on June 4, 2003. The courses were completed and accepted by the purchaser in mid-July 2003 and the $100,000 has been released from the escrow account. Additionally, $125,000 is to be released upon the satisfaction of certain working capital requirements. The Company believes the requirements have been met and is awaiting SkillSoft's concurrence, which is expected in the third quarter of 2003. The remaining $275,000 in escrow secures certain indemnification obligations of the Company, which remain until June 4, 2004.

      Concentrations of Credit Risk and Credit Risk Evaluations. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. Cash and cash equivalents consist principally of money market accounts. Cash and cash equivalents are held with a domestic financial institution with high credit standing. The Company has not experienced any significant losses on its cash and cash equivalents. Until the discontinuation of operations, the Company conducted business with companies in various industries primarily in the United States. The Company performed ongoing credit evaluations of its customers and generally did not require collateral. Allowances are maintained for potential credit issues, and such losses to date have been within management's expectations. Included in accounts receivable are certain trade receivables related to U.S. government contracts and included in the net balance of accounts receivable are allowances of $539,000 for doubtful accounts, which includes approximately $400,000 for disputed amounts arising from government audits related to the government contract receivables. At June 30, 2003, two clients accounted for 46% and 32%, respectively, of the Company's trade receivables. At December 31, 2002, three clients accounted for 19%, 17%, and 13%, respectively, of the Company's trade receivables. During the first six months of 2003 and 2002, one client accounted for 64% and 66%, respectively, of the Company's total revenue. All the above concentrations relate to Professional and Technical Services Segment clients.

      Property and Equipment. Property and equipment are stated at cost ($2,017,000 and $3,368,000 at June 30, 2003 and December 31, 2002,
respectively), net of accumulated depreciation ($1,997,000 and $3,125,000 at June 30, 2003 and December 31, 2002, respectively). Depreciation is calculated using the straight-line method over the estimated useful lives, which range from three to five years.

      Other Assets. Included in this asset category prior to the sale of the e-Learning segment are the costs of internal-use e-Learning operating system software, both acquired and developed by the Company, and certain costs related to the development of the Company's e-Learning training courses used in its internet-based application service provider business. These costs have been capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

      Income Taxes. The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense recorded in the first half of 2003 reflects minimum taxes due for certain states. No provision for taxes has been made for the gain associated with the sale of e-Learning assets (see Note 5 to Consolidated Financial Statements) as this gain is offset by carryforward losses of the Company.

      Accounting for Stock-Based Compensation. Under the provisions of the TENERA 1992 Option Plan, 1,500,000 shares of TENERA common stock are reserved for issuance upon the exercise of options granted to key employees and consultants. TENERA's 1993 Outside Directors Compensation and Option Plan reserves 500,000 shares for issuance upon exercise of options granted to non-employee directors. The employee stock options generally vest over a three year period and expire six years from date of grant. The outside director options vest over a one year period and expire ten years from date of grant. As of June 30, 2003, options for 1,329,500 TENERA shares were outstanding and options for 1,227,000 shares were exercisable.

      Per Share Computation. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options and convertible debentures, in the weighted average number of common shares outstanding for a period, if dilutive. The determination of fully diluted earnings per share excludes the impact of 1,329,500 additional shares of TENERA common stock, issuable upon the exercise of outstanding stock options, because they are antidilutive.

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

      There was no significant difference between reported and pro forma net earnings (loss)and no difference in reported and pro forma net earnings (loss) per share for the three and six month periods ended June 30, 2003 and 2002.

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

      In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46. FIN 46 clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities' financial statements with its own. The Company is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. The Company has not yet performed this assessment; however the Company is not aware of any variable interest entities that it may be required to consolidate.


Note 3. Commitments and Contingencies

      Leases. The Company occupies facilities under noncancelable operating leases expiring at various dates through 2005. The leases call for proportionate increases due to property taxes and certain other expenses. Rent expense amounted to $299,000 for the six months ended June 30, 2003 ($361,000 in the first six months of 2002). On July 31, 2003, the Company vacated its San Francisco headquarters and advised the property manager of its intent to enter into negotiations regarding its remaining lease commitments. There can be no assurance that the Company will successfully obtain a settlement on terms and conditions that are acceptable. The Company entered into a sublease at a nominal rate for a temporary single office to administer the Board-recommended dissolution process.

      As of June 30, 2003, minimum rental commitments under operating leases, principally for real property, are as follows (in thousands):

  (Year Ending December 31)

----------------------------------------------------------------------------------------------------------------
2003 .........................................................................................      $      204
2004 .........................................................................................             393
2005 .........................................................................................             382
                                                                                                    ------------
Total Minimum Payments Required ..............................................................      $      979
                                                                                                    ============
----------------------------------------------------------------------------------------------------------------



 Note 4. Subordinated Debt

       In March 2002, the Company's GoTrain subsidiary sold subordinated convertible debentures to private investors for a total principal amount of $1,500,000 ("Series 1 Debenture" - $1,000,000; "Series 2 Debenture" - $500,000).
Each debenture bore simple interest at the rate of 8% per annum, with cumulative interest payable only if the debenture was not converted into convertible preferred stock of GoTrain, pursuant to the debenture terms. The maturity date of each debenture was July 31, 2003.

      In March 2003, the Company issued subordinated debt of $85,000 to an officer of the Company to provide additional working capital. The debt bore simple interest at the rate of 8% per annum, had no maturity date, and was secured by the trade receivable assets of GoTrain.

      In June 2003, all outstanding subordinated debt and accrued interest was repaid.


Note 5. Gain on Sale of GoTrain Assets

      As previously announced, in June 2003, GoTrain Corp. sold all of the assets of its e-Learning business of its to SkillSoft Corporation for approximately $5,000,000 in cash, plus assumption of certain liabilities related to the business. The assets were comprised of trade receivables, prepaid rent and deposits, furniture and office equipment, capitalized software development costs , software, and certain intangible assets . The liabilities assumed were accounts payable, accrued expenses, and deferred revenue. Of the total cash amount, $500,000 reflects the amount held in escrow as security for post closing adjustments and indemnification obligations (see Note 2 to Consolidated Financial Statements). The book value of the assets sold was $704,000 and the book value of the liabilities assumed was $583,000, resulting in a net gain on sale of $4,879,000.


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

Critical Accounting Policies

      The Company considers certain accounting policies related to allowance for doubtful accounts and cost capitalization and impairment to be critical policies due to the estimation processes involved in each.

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

      Cost Capitalization and Impairment. Until June 2003 the Company had significant assets related to the capitalization of costs of internal-use e-Learning operating system software and costs related to the development of e-Learning training courses. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments.


Results of Continuing and Discontinued Operations

      Losses from continuing operations for the three and six-month periods ended June 30, 2003 were $374,000 and $525,000, respectively, compared to loss of $252,000 and $377,000, respectively, for the same periods in 2002. The losses from continuing operations are comprised entirely of general and administrative expenses. Losses in 2003 were higher than 2002 due to the reduction in the allocation of general and administrative expenses to the operating segments as these operations were discontinued during the first half of 2003. General and administrative expenses are expected to continue at a lower amount per quarter until the Company dissolves.

      Losses from discontinued operations for the three and six-month periods ended June 30, 2003 were $436,000 and $1,402,000, respectively, compared to losses of $1,221,000 and $2,221,000, respectively, for the same periods in 2002. Losses in 2003 were lower than 2002 primarily due to a lower allocation of work to lower-tier subcontractor teams at the Rocky Flats site and the sale of TENERA Energy, LLC in March 2003 (see Note 1 to Consolidated Financial Statements). Both revenue and direct costs decreased accordingly.


Contract Backlog

      There is no contracted backlog at June 30,2003. All operating activities have been sold or curtailed as of this date (see Note 1 to Consolidated Financial Statements).


Liquidity and Capital Resources

      Cash and cash equivalents increased by $844,000 during the first six months of 2003. The increase was due to proceeds from the sale of assets ($4,502,000 - see Note 5 to Consolidated Financial Statements), partially offset by the repayment of subordinated debt ($1,500,000 - see Note 4 to Consolidated Financial Statements) and cash used by operations ($2,156,000).

      Restricted cash increased by $500,000 in the first half of 2003 related to the sale of e-Learning assets (see Notes 1, 2, and 5 to Consolidated Financial Statements).

      Trade receivables, net of sales allowance, decreased by $852,000 from December 31, 2002, primarily due to the sale of business activities (see Notes 1 and 5 to Consolidated Financial Statements).

      Accounts payable decreased by $707,000 and accrued compensation and related expenses decreased by $604,000 since the end of 2002. The changes relate to the sale of all business activities during the period (see Note 1 to Consolidated Financial Statements), whereby the liabilities were either transferred to the new owners, or paid by the Company. It is anticipated that the accounts payable and accrued compensation and related expenses will continue to decrease as contracts with vendors are closed out and remaining employees depart. As of August 1, 2003, there is only one remaining full-time employee of the Company, while approximately six former-employees are available on an as-needed part-time employment basis.

      Accrued interest expense decreased by $105,000 from December 31, 2002 related to the repayment of the subordinated debt (see Note 4 to Consolidated Financial Statements).

      No cash dividend was declared in the first six months of 2003.

      The impact of inflation on project revenue and costs of the Company was minimal.

      At June 30, 2003, the Company had operating lease commitments through 2005 totaling $979,000, principally for real property (see Note 3 to Consolidated Financial Statements). The table below schedules these contractual obligations:



----------------------------------------------------------------------------------------------------------------
              Contractual Obligations                                   Payments Due By Period
                                                       ---------------------------------------------------------
                  (In thousands)                         Total      Less          1 - 3      4 - 5      After 5
                                                                   Than 1         Years      Years       Years
                                                                    Year
----------------------------------------------------------------------------------------------------------------
Operating Lease Obligations .....................      $    979    $   401      $   578     $   --     $    --
----------------------------------------------------------------------------------------------------------------


       The Company's businesses have been adversely affected by the general economic downturn in the United States over the past couple of years. The economic slowdown, combined with the "melt-down" of the fortunes of the power-generating and power-trading industry, has resulted in less demand for new and existing power plant capacity, which had a direct effect on the Company's environmental consulting business. The economic slowdown has also put budgetary pressure on the federal government, with the result that certain programs of the Department of Energy in which the Company participates have been constrained. Additionally, the pressure of corporate cost-cutting by many U.S. corporations has resulted in reduced training opportunities for the Company's e-Learning activities; many clients and potential clients had not expanded their training activities to the levels originally expected because of reduced manpower and/or lower funding for training. Starting in 2001, responding to these economic conditions, the Company took steps to reduce its cash requirements through staff reductions, which further constrained the Company's ability to develop its businesses.

      Revenues have continued to decline over each succeeding quarter until the revenue in the quarter ended December 31, 2002 totaled less than 40% of the revenues in the third quarter of 2000. The declines in revenue were spread across the Company's Professional and Technical Services segment; however it was most characteristic of the substantial decline in services requested by the Company's largest multi-year Professional and Technical Services contract with the Department of Energy's Rocky Flats Site (the "Site"). The decline in scope was consistent with budgetary pressure on the DOE as well as shifting needs at the Site as the remediation work was continuing along towards scheduled completion in 2006. Even with the greatly diminished roles for the Company at the Site, the contract itself was scheduled to complete its initial period of performance on September 30, 2003 and would be subject to a determination by the client as to the first of three possible annual extensions of the period of performance. As reported previously, management anticipated that in light of the current business environment, the Company would experience further reduction in revenues expected to be recognized in its Professional and Technical Services Segment during the remainder of 2003.

      The decrease in consolidated revenues during this period was only slightly offset by the increase in e-Learning Segment activity; however the increased revenues in that Segment came at a significant cost in cash resources. Cash reserves were being depleted to fund ongoing operating losses, since e-Learning revenue was insufficient to cover expenses, such as costs of e-Learning course and platform development, sales and marketing and administration. Initial funding of the e-Learning Segment came from the cash generated by the Company's Professional and Technical Services Segment. As previously reported, management believed that the cash expected to generated from the Professional and Technical Services Segment would be insufficient to provide funding necessary for further development of its e-Learning Segment. Also as previously reported, the Company's efforts seeking new lines of credit have been unsuccessful to date.

      Due to declining revenues, net losses, and declining cash balances, the Company's auditor's opinion expressed substantial doubt regarding the Company's ability to continue as a going concern at the end of the 2001 and 2002 calendar years. There has been uncertainty on how long the current downturn will last and when a sustained recovery may occur. Any further decline in the clients' markets or in general economic conditions would likely result in a further reduction in demand for the Company's products and services. Additionally, there has been a concern that the Company may have difficulty in collecting outstanding trade receivables from cash constrained clients, causing its own cash flow to be adversely affected. Also, in such an environment, pricing pressures could continue, negatively impacting gross margins.

      The Company has made considerable efforts to identify and evaluate strategic alternatives, including strategic partnerships. In June 2001, the Company's e-Learning subsidiary, GoTrain Corp. entered into a five-year strategic partnership agreement with SmartForce (now merged with SkillSoft) to co-develop and distribute ES&H and regulatory content via the SmartForce internet platform. Under the agreement, GoTrain retained ownership of its proprietary content and shared in the revenue of any GoTrain content sold by SmartForce. As part of the agreement, GoTrain was required to make an initial and quarterly payment SmartForce for platform license and maintenance, and integration of existing GoTrain content. Minimum net payments due by GoTrain over the remaining period of the agreement totaled $1.2 million at December 31, 2002. In June 2002, SmartForce announced that it had entered into an agreement to merge with SkillSoft, another e-Learning company, which was completed in September 2002. The surviving entity, know as SkillSoft, assumed GoTrain's agreement with SmartForce. In late 2002, due to the lack of achieving expected revenue growth over the first 18 months, GoTrain notified SkillSoft of a desire to restructure the agreement.

      Separately, GoTrain was able to raise $1.5 million in subordinated debt in early 2002; however, the cash infusion proved insufficient in light of slower-than-expected revenue growth. In the third quarter of 2002, the Company sought unsuccessfully additional external equity or working capital funding for the e-Learning enterprise. As previously reported, although management believed that the e-Learning segment has significant future potential, it was unable to identify funding sources beyond what it had previously raised in capital for that segment.

      To address the diminishing cash resource generation within the Professional and Technical Services Segment, management also contacted numerous potential debt and equity financial investors, including existing investors. However, such discussions failed to generate necessary funding for the Company or its subsidiaries. After completing their respective due diligence processes, all potential and existing investors declined to enter into meaningful negotiations.

      As previously announced, the Board of Directors then concluded, in light of the extensive and unsuccessful efforts to locate a strategic or an investment partner for the Company, that it would be in the best interest of the shareholders to pursue the possibility of a merger, sale of assets or closure of the operating subsidiaries, collectively or individually.

      Management then contacted a number of companies that it thought might have an interest in merging or purchasing assets from the subsidiaries. The list of prospects represented the collective knowledge of companies that were either currently active in the e-Learning or Professional and Technical Services markets or which the Company believed could have an interest in that market. Management attempted to schedule meetings with each of the prospective parties and subsequently solicited indications of interest from such parties.

      The Company did not receive any expressions of merger interest from the parties for the e-Learning business, but an offer was received from its strategic partner, SkillSoft, for the e-Learning assets. The initial agreement to purchase the assets from GoTrain was struck at a level which was expected to generate sufficient working capital for the Company to possibly redeploy its resources within other operating environments. However, after further contemplation of the general economic conditions, recent purchase prices paid for similar assets within the e-Learning market, and due diligence efforts by the buyer, the price offered was reduced prior to finalization of the agreement. Although the offered proceeds were considered by the Company to be a reasonable price for the assets sold, they did not provide surplus working capital.

      Similarly, the Company did not receive any expressions of merger interest from the independent parties approached for the Professional and Technical Services Segment's two subsidiaries: TENERA Energy, LLC ("Energy") and TENERA Rocky Flats., LLC ("Rocky Flats"). Thereafter, late in the first quarter of 2003, the Company reached agreement to transfer the ownership and operations of management of Energy to the former employees of the subsidiary. Late in the second quarter of 2003, a Rocky Flats joint venture partner, The S.M. Stoller Corporation, advised the Company that it was interested in assuming the obligations of certain Professional and Technical Services Rocky Flats site contracts and joint venture interests.

      As a result of these three separate sets of negotiations, sales of each of the subsidiary business operations were completed by June 30, 2003. On July 15, 2003, the Board determined, based upon the expected net cash proceeds from the completed sales and management's belief that the Company would not be able to reduce expenses and personnel further, that the Company would not able to fund the reestablishment of an operating entity in order to profitably sell and market a product or service. The Board also reviewed projected estimates of expenses associated with an orderly liquidation of TENERA, as well as the cash on hand as of June 30, 2003. Since the Company did not have any offers to purchase the remaining non-operating assets, such as trade and note receivables, furniture, and office equipment, at this time or to terminate favorably its long-term obligations, the Company was unable to effectively estimate the value of the net assets upon liquidation. The Board also considered other bankruptcy alternatives (such as provided for by the U.S. Bankruptcy Code) but believed that such alternatives would likely result in higher transaction costs and longer delays, further minimizing any possible distributions to shareholders.

      For these reasons, on July 15, 2003 the Board of Directors concluded that the dissolution and liquidation would have the highest probability of returning the greatest value to the shareholders. However, liquidation and dissolution may not create value to the shareholders or result in any remaining capital for distribution to the shareholders. The Company cannot assure the precise nature and amount of any distribution to the shareholders pursuant to the plan of dissolution. Uncertainties as to the precise net value of the non-cash assets and the ultimate amount of liabilities make it difficult to predict with certainty the aggregate net value, if any, ultimately distributable to the shareholders. The actual nature and amount of all distributions will depend in part upon the ability to convert the remaining non-cash assets into cash. The

Company cannot be certain of the final amount of the liabilities. The following factors will affect the amount of cash, if any, that will be available for distribution to shareholders:





The proceeds from escrowed assets may be less than anticipated if GoTrain does not enjoy favorable outcomes in the completion of the outstanding obligations from the sale of the e-Learning assets.

      GoTrain is obligated under the asset purchase agreement for the e-Learning assets (the "SkillSoft Agreement") to i) complete the development of 25 e-Learning courses, ii) deliver Working Capital (as defined by the SkillSoft Agreement) with value of $5,000, and to iii) indemnify the warranties and representations of the SkillSoft Agreement for a period of one year. Funds totaling $500,000 were set aside in escrow to meet these commitments and will be released to the parties in accordance with the terms of the SkillSoft Agreement. The costs of the course development were borne by TENERA's subsidiary, GoTrain Corp., from the net proceeds of the sale of assets and were completed on an outsourced fixed-price basis with former employees. On or about July 22, 2003, the Company satisfied the course development obligation and received notification of the release of $100,000 from the escrow account. The Company has provided SkillSoft with its Working Capital calculations and believes that the requirements for the transfer of Working Capital have been met and is awaiting SkillSoft's concurrence, which is expected in the third quarter of 2003. There can be no assurance that the Working Capital obligation or the indemnity period will close without drawing down on escrowed funds. The actual nature and amount of all distributions will depend in part upon our ability to release the remaining escrowed funds to TENERA. If the Company does not enjoy favorable outcomes in the completion of the outstanding escrowed obligations, it may not generate meaningful cash, if any to return to the shareholders.

The Company may not be able to collect all of the retained receivables.

      The Company has retained receivables of approximately $240,000 related to the Energy subsidiary's business that have remained unpaid in excess of six months. Although the Company maintains that the amounts outstanding are due and payable under the terms of the client agreements and has delivered a written demand for payment, there can be no assurance that the client will honor the agreement. If necessary, the Company may pursue legal recourse to affect collection; however such a course of action would also utilize cash resources to pay for litigation support costs while not providing a guaranteed successful outcome. Any litigation could delay or even prevent the Company from completing the plan of dissolution. If the Company does not enjoy favorable outcomes in the collection of the outstanding receivables, it may not generate meaningful cash, if any to return to the shareholders.

The Company may not be able to settle all of the obligations to creditors.

       The Company has current and future obligations to creditors. These include, without limitation, long-term contractual obligations associated with business agreements with customers and other third parties. As part of the wind down process, the Company will attempt to settle the obligations with the creditors. If the Company cannot reach an agreement with a creditor concerning an obligation, including its landlord, that creditor may choose to bring a lawsuit against the Company. Any litigation could delay or even prevent the Company from completing the plan of dissolution. Moreover, amounts required to settle the obligations to creditors will reduce the amount of remaining capital available for distribution to shareholders.

The Company will continue to incur claims, liabilities and expenses which will reduce the amount available for distribution to shareholders.

       Claims, liabilities and expenses from operations (such as operating costs, salaries, directors' and officers' insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses) will continue to be incurred as the Company winds down. These expenses will reduce the amount of assets available for ultimate distribution to shareholders. If available cash and amounts received on the sale of non-cash assets are not adequate to provide for the obligations, liabilities, expenses and claims, the Company may not be able to distribute meaningful cash, or any cash at all, to the shareholders.

The Company may not have fully reserved for or identified all obligations owing to third parties, including obligations to government agencies.

       Although the Company has continuously maintained an adequate system of reporting to identify and reserve for obligations owing to third parties, there can be no assurance that all obligations, including those to government agencies are known at this time. If additional third party obligations are identified, the Company may not be able to distribute meaningful cash, or any cash at all, to the shareholders.

Distribution of assets, if any, to the shareholders could be delayed.

       The Company is currently unable to predict the precise timing of any distribution pursuant to the wind down. The timing of any distribution will depend on and could be delayed by, among other things, the timing of sales of the non-cash assets, conversion of outstanding receivables, claim settlements with creditors and the successful closure of the escrowed funds described above. Additionally, a creditor could seek an injunction against the making of distributions to the shareholders on the ground that the amounts to be distributed were needed to provide for the payment of the liabilities and expenses. Any action of this type could delay or substantially diminish the amount available for distribution to the shareholders.

The Company has been notified of delisting from the American Stock Exchange ("AMEX").

       The Company was notified on June 13, 2003 that it did not meet certain of the Exchange's continued listing standards. On June 25, 2003, the Company submitted a response acknowledging the notification and stating that it would conduct a review of the alternatives available to the Company. The Company also announced on July 1, 2003 in a press release that there could be no assurance however that the Company would be able to present a plan that will meet the continued AMEX listing standards, or if it did not, would be able to provide an alterative market for its outstanding shares. Subsequent to July 15, 2003, the Company notified the AMEX of the Board of Directors resolution to wind up and dissolve the Company and its recommendation for approval from the Company's shareholders. On July 16, 2003, the AMEX contacted the Company to announce that in light of the information received from the Company, it had halted trading of the common stock on the Exchange pending a move to delist the Company.

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

      Our chief executive officer and chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report on Form 10-Q have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

                          PART II -- OTHER INFORMATION





Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

      11.0 Statement regarding computation of per share earnings: See Notes to Consolidated Financial Statements

      99.1(1) Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Jeffrey R. Hazarian - Chief Executive Officer and Chief Financial Officer)

      (b)  Reports on Form 8-K

               A Form 8K, dated June 4, 2003, was filed with the SEC on June 19, 2003, reporting on the sale of all assets of GoTrain Corp to SkillSoft Corporation.

               A Form 8K, dated July 15, 2003, was filed with the SEC on July 23, 2003, reporting on the proposal of a plan of dissolution for ratification and approval by shareholders.

               A Form 8K, dated June 30, 2003, was filed with the SEC on July 25, 2003, reporting on the transfer of the Company's remaining contracted work scopes for the Department of Energy sites to The S.M. Stoller Corporation.














___________________________
    (1) Filed herewith

SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  August 11, 2003



                          TENERA, INC.


                          By              /s/ JEFFREY R. HAZARIAN
                             ---------------------------------------------------
                                             Jeffrey R. Hazarian
                             Chief Executive Officer and Chief Financial Officer

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







Dated:  August 11, 2003                    /s/ JEFFREY R. HAZARIAN

                             ---------------------------------------------------
                                             Jeffrey R. Hazarian
                             Chief Executive Officer and Chief Financial Officer

                                  EXHIBIT INDEX



     Ex. 99.1     Certification Pursuant To 18 U.S.C. Section 1350, As
                  Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Jeffrey R. Hazarian - Chief Financial Officer and Executive Vice
                  President)