Form 10-Q
period 2003-09-30
TENERA INC
filed 2003-12-30
CIK 804731

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          ----------------------------

                                    FORM 10-Q

       (Mark One)

       [   X   ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended September 30, 2003

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

     The number of shares outstanding on September 30, 2003, was 9,984,259.

                                TABLE OF CONTENTS


                                                                                                          PAGE
                         PART I -- FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements (Unaudited) .............................................    1
    Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition .....    9
    Item 3.  Quantitative and Qualitative Disclosures of Market Risk....................................   14


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









    _______________________________
   *  None.

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements

                                  TENERA, INC.
        Condensed Consolidated Statement of Net Liabilities in Excess of
                    Assets in Liquidation (Liquidation Basis)
                                   (Unaudited)


       --------------------------------------------------------------------------------------------------------
       In thousands, except share data                                                          September 30,
                                                                                                    2003
       --------------------------------------------------------------------------------------------------------
       ASSETS
         Cash and cash equivalents .............................................               $       517
         Restricted cash .......................................................                       275
         Trade receivables, less allowance of $539
           Billed ..............................................................                        51
          Other current assets .................................................                        41
          Prepaid Expenses......................................................                       388
                                                                                                ----------------
                Total Assets ...................................................               $     1,272
       LIABILITIES
         Accounts payable ......................................................                       234
         Accrued expenses and other liabilities ................................                     1,296
         Accrued compensation and related expenses .............................                       224
                                                                                               ----------------
                Total Liabilities ..............................................                     1,754
                                                                                               ----------------
       Net LIABILITIES IN EXCESS OF ASSETS in liquidation ......................               $      (482)    i
                                                                                                ================
              i: The Company presently anticipates that the total contracted amount of liabilities will exceed the net assets available in liquidation and accordingly any per share information is not meaningful and has not been presented.
       ===========================================================================================================

       See accompanying notes.

                                  TENERA, INC.
   Condensed Consolidated Statement OF changes IN net Liabilities in Excess of
                    Assets in Liquidation (Liquidation Basis)
                                   (Unaudited)


       -----------------------------------------------------------------------------------------------------
        (In thousands)                                                                  Three Months Ended
                                                                                        September 30, 2003
       -----------------------------------------------------------------------------------------------------
       Net Assets on a Going Concern Basis as of June 30, 2003 ...................      $     2,025


       Adjustments to Reflect Liquidation Basis Accounting
           Write-down to net realizable value of property and equipment ..........                4
             Write-down to net realizable value of other current assets ..........                4
             Write-down to net realizable value of other assets...................               37
            Accrual of remaining executory lease obligations .....................            1,003
             Estimated expenses to be incurred through liquidation................              495
                                                                                        --------------
       Net Adjustments to Reflect Liquidation Basis Accounting....................            1,543
                                                                                        --------------

       Net Liabilities in Excess of Assets in Liquidation as of June 30, 2003.....      $      (482)
                                                                                        ==============

                                  TENERA, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)
                                   (Unaudited)



  (In thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended June 30,         Six Months Ended June 30,
                                                 ------------------------------      -----------------------------
                                                    2003              2002              2003             2002
------------------------------------------------------------------------------------------------------------------
General and Administrative Expenses ......        $    374         $    252          $     525       $     377
                                                 ------------     -------------      ------------    -------------
Loss from Continuing Operations ..........            (374)            (252)              (525)           (377)

Discontinued Operations:

   Loss from Discontinued Operations .....            (436)          (1,221)            (1,402)         (2,221)

  Gain on Sale of GoTrain Assets .........           4,879               --              4,879              --

   Income Tax Expense (Benefit) ..........               1             (174)                 7            (159)
                                                 ------------     -------------      ------------    -------------
Earnings (Loss) from Discontinued
Operations ...............................           4,442           (1,047)             3,470          (2,062)
                                                 ------------     -------------      ------------    -------------
  Net Earnings (Loss).....................       $   4,068        $  (1,299)         $   2,945       $  (2,439)
                                                 ============     =============      ============    =============
Net Earnings (Loss) per Share - Basic and
Diluted:

   Net Loss from Continuing Operations ...       $   (0.04)       $   (0.03)         $   (0.05)      $   (0.04)

  Net Earnings (Loss) from Discontinued
 Operations ..............................       $    0.45        $   (0.10)         $    0.35       $   (0.20)
                                                 ------------     -------------      ------------    -------------
   Net Earnings (Loss)....................       $    0.41        $   (0.13)         $    0.30       $   (0.24)
                                                 ============     =============      ============    =============
Weighted Average
Number of Shares Outstanding-- Basic and
Diluted...................................           9,984            9,984              9,984           9,984
                                                 ============     =============      ============    =============

------------------------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                CONSOLIDATED BALANCE SHEETS (GOING CONCERN BASIS)
                                   (Unaudited)



  (In thousands, except share amounts)

--------------------------------------------------------------------------------------------------
                                                                                      December 31,
                                                                                         2002
--------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents ...............................................           $     1,277

  Restricted cash .........................................................                    --
  Trade receivables, less allowance of $539 at June 30, 2003 and Dec 31,
  2002
    Billed ................................................................                   620
    Unbilled ..............................................................                   635
  Other current assets ....................................................                   185
                                                                                      ------------
      Total Current Assets ................................................                 2,717
Property and Equipment, Net ...............................................                   243
Other Assets ..............................................................                   576
                                                                                      ------------
         Total Assets .....................................................           $     3,536
                                                                                      ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accounts payable ........................................................           $     1,068
  Accrued compensation and related expenses ...............................                 1,397
  Deferred revenue ........................................................                   391
  Subordinated debt and accrued interest ..................................                 1,605
                                                                                      ------------
      Total Current Liabilities ...........................................                 4,461
Stockholders' Equity (Deficit)
    Common Stock, $0.01 par value, 25,000,000 authorized, 10,417,345 issued,
  and 9,984,259 outstanding at June 30, 2003 and Dec 31, 2002...............                  104
  Paid in capital, in excess of par .......................................                 5,693
  Accumulated deficit......................................................                (6,229)
  Treasury stock-- 433,086 shares at June 30, 2003 and Dec 31, 2002 .......                  (493)
                                                                                      ------------
        Total Stockholders' Equity (Deficit) ..............................                  (925)
                                                                                      ------------
         Total Liabilities and Stockholders' Equity (Deficit) .............           $     3,536
                                                                                      ============

--------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)
                                   (Unaudited)

  (In thousands)

------------------------------------------------------------------------------------------------
                                                                                    Six Months
                                                                                  Ended June 30,
                                                                                        30,
                                                                                  --------------
                                                                                       2003
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net earnings (loss) .....................................................         $     2,945

  Adjustments to reconcile net earnings (losses) to cash used by operating activities:
    Depreciation and amortization..........................................                 238
    Net (gain) loss on sale of assets .....................................              (4,881)
    Stock compensation to consultant ......................................                   7

    Changes in assets and liabilities:
      Trade receivables, net of allowance .................................                 852
      Income tax receivable ...............................................                  --
      Other current assets ................................................                  10
      Other assets ........................................................                  27
      Accounts payable ....................................................                (707)
      Accrued compensation and related expenses ...........................                (604)
      Deferred revenue ....................................................                  62
      Accrued interest expense ............................................                (105)
                                                                                    ------------
        Net Cash Used By Operating Activities .............................              (2,156)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment ...................................                  --
  Proceeds from sale of assets ............................................               4,502
                                                                                    ------------
        Net Cash Provided (Used) in Investing Activities ..................               4,502

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale (repayment) of subordinated debt ...................................              (1,500)
  Return of investor capital in subsidiary ................................                  (2)
                                                                                    ------------
                                                                                    ------------
         Net Cash (Used) Provided by Financing Activities .................              (1,502)
                                                                                    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS .................................                 844

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................               1,277
                                                                                    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................         $     2,121
                                                                                    ============


NON-CASH FINANCING AND INVESTING ACTIVITIES

  Sale of assets in exchange for note receivable...........................         $        41
                                                                                    ============

------------------------------------------------------------------------------------------------

  See accompanying notes.

                                  TENERA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


Note 1. Cessation of Operations and Orderly Wind Down

     On July 15, 2003, the Board of Directors unanimously deemed advisable the liquidation and dissolution of TENERA and unanimously adopted the plan of dissolution which was approved and ratified by the shareholders in a Special Meeting held on November 14, 2003. In reaching this decision, the Board considered that the Company has been unable to return to profitable quarterly results since the quarter ended September 30, 2000. The Company recorded net losses of $4.8 million and $2.0 million in 2002 and 2001, respectively. The Company's businesses have been adversely affected by the general economic downturn in the United States over the past couple of years. The economic slowdown, combined with the "melt-down" of the fortunes of the power-generating and power-trading industry, has resulted in less demand for new and existing power plant capacity, which had a direct effect on the Company's environmental consulting business.

     The Board of Directors has not established a firm timetable for winding up the affairs of the Company. The Company faces several uncertainties that could affect the ultimate outcome of the dissolution including, but not limited to: the negative impact on cash flow due to inability to collect or realize remaining accounts receivables in a timely fashion or at all; favorable settlement of outstanding obligations; and minimizing further costs attendant with the Company's liquidation process. Given these unknowns, at the present time, any distribution to the shareholders is uncertain.

     The Company has ceased its operating activities and has commenced the orderly wind down of its affairs; including the release of its employees, selling assets and settling obligations including leases for office space. The Company has retained the services of one employee to conduct these activities.


Note 2. Summary of Significant Accounting Policies

     Basis of Presentation. As described in Note 1 above, on July 15, 2003 the Company's Board of Directors approved the cessation of the Company's operations and the liquidation of the Company, subject to required stockholder approval. On November 14, 2003, the Company's Shareholders ratified and approved the plan of dissolution proposed by the Board of Directors. The Company has ceased its operating activities and has commenced the orderly wind down of its affairs. As a result, the Company has adopted the liquidation basis of accounting for the presentation of its consolidated financial statements for periods subsequent to June 30, 2003. This basis of accounting is appropriate when, among other things, liquidation of a company appears imminent and the net realizable values of its assets are reasonably determinable. Under the liquidation basis of accounting, the Company has stated its assets at their net realizable values, contractual liabilities at contractual amounts, and estimated costs through the liquidation date are recorded to the extent they are reasonably determinable. The liquidation basis of accounting requires many estimates and assumptions, and there are substantial uncertainties in carrying out the orderly wind down of operations. The actual values and costs are expected to differ from the amounts shown herein and could be higher or lower than the amounts recorded. Changes in the estimated net realizable value of assets, contractual liabilities and estimated costs through the liquidation date will be recorded in the period such changes are known. Differences between the estimated net realizable values and actual values based on cash transactions will be recognized in the period in which the cash transactions occur.

      As a result of the adoption of the liquidation basis of accounting, during the quarter ended September 30, 2003, the Company recorded charges of $45,000 to write-off the lease deposits for abandoned facilities and the prepaid fees for annual admittance to the American Stock Exchange due to the reported steps underway to delist the Company, as well as to reflect the estimated net realizable value expected to be realized upon sale or abandonment of the property and equipment, and $1,003,000 for the accrual of the estimated contractual costs for its leased office space. The Company is presently in negotiations with the landlord and the actual obligation incurred may vary from the gross contractual obligation. These changes reflect the immediate impact of the liquidation of assets and recognition of contractual lease obligations rather than the realization through the ordinary course of operations. During the quarter ended September 30, 2003 and in connection with the cessation of the Company's operating activities and the release of its employees, the Company recorded an accrual for estimated compensation and related expenses of $495,000 including: $170,000 for full-time and associate staff compensation, legal fees ($80,000), other professional fees ($80,000), office expenditures ($40,000), accounting fees ($80,000), proxy ($30,000) and other costs ($15,000) associated with cessation of operations and the orderly wind down of the Company.

     The accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, contain all adjustments that management considers necessary to present fairly the liabilities in excess of assets in liquidation at September 30, 2003, and the changes in net liabilities in excess of assets in liquidation for the period from July 1, 2003 through September 30, 2003. The accompanying condensed consolidated balance sheet as of December 31, 2002 and statement of operations and cash flows for the six months ended June 30, 2003 are presented on a going concern basis reflecting the Company's actual operations prior to the adoption of the liquidation basis of accounting.

     These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Accordingly, significant accounting policies and other disclosures necessary for complete financial statements in conformity with generally accepted accounting principles have been omitted since such items are reflected in the Company's audited consolidated financial statements and related notes thereto.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.

      Cash and Cash Equivalents. At September 30, 2003 and December 31, 2002, the Company's cash and cash equivalents included deposited cash and money market accounts at a banking institution. Historically and from time to time, the Company has invested in commercial paper issued by companies with strong credit ratings. There were no such investments at September 30, 2003 and December 31, 2002. The Company includes in cash and cash equivalents, all short-term, highly liquid investments, which mature within three months of acquisition.

       Restricted Cash. At September 30, 2003, the Company had $275,000 of cash held in escrow pursuant to the asset purchase agreement with SkillSoft Corporation (see Notes 1 and 5 to Consolidated Financial Statements). Under the agreement, the remaining $275,000 in escrow secures certain indemnification obligations of the Company, which remain until June 4, 2004.

      Assets Held for Sale. The remaining assets held for sale at September 30, 2003 consist primarily of office equipment with no realizable value.

      Other Current Assets. Included in this assets category is a note receivable ($41,000) associated with the purchase of the Energy subsidiary.

      Prepaid Expenses. Included in this asset category are the prepaid costs ($349,000) associated with the maintenance of certain insurance policies for the Company through the completion of a three year runout period of activity following the end of the 2003 calendar year.

      Accrued Expenses and Other Liabilities. Accrued expenses and other liabilities at September 30, 2003 include provision for known liabilities including the lease obligations discussed more fully in Note 3 below, and the estimated costs of the liquidation of the Company including costs of the cessation of operations and orderly wind down of the Company's affairs. These estimated costs include legal and accounting fees, other professional fees, proxy and other office expenses expected to be incurred during the period of liquidation and include the following (in thousands):

      Lease costs ........................  $  971

      Professional fees ..................     240

      Proxy and office expenses...........      85
                                              ----
                                            $1,296

      Income Taxes. The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense recorded in the first nine months of 2003 reflects minimum taxes due for certain states. No provision for taxes has been made for the gain associated with the sale of e-Learning assets (see Note 5 to Consolidated Financial Statements) as this gain is offset by carryforward losses of the Company.

      Accounting for Stock-Based Compensation. Under the provisions of the TENERA 1992 Option Plan, 1,500,000 shares of TENERA common stock are reserved for issuance upon the exercise of options granted to key employees and consultants. TENERA's 1993 Outside Directors Compensation and Option Plan reserves 500,000 shares for issuance upon exercise of options granted to non-employee directors. The employee stock options generally vest over a three year period and expire six years from date of grant. The outside director options vest over a one year period and expire ten years from date of grant. As of September 30, 2003, options for 910,750 TENERA shares were outstanding and options for 884,500 shares were exercisable.

      In April 2002, GoTrain adopted the GoTrain Corp. 2002 Stock Option and Stock Plan ("GoTrain Plan") to provide additional incentive to GoTrain employees, directors, and consultants. Under the provisions of the GoTrain Plan, 2,500,000 shares of GoTrain Corp. common stock ("Subsidiary Stock") are reserved for issuance upon exercise of Subsidiary Stock options and Subsidiary Stock purchase rights granted. The Subsidiary Stock options generally vest over a four year period and expire ten years from date of grant. In 2002, GoTrain's board of directors granted Subsidiary Stock options to employees and directors to acquire 1,800,557 shares of Subsidiary Stock at $0.31 per share. GoTrain management believed the exercise price per share of Subsidiary Stock options approximated the fair value per share, or above fair value, on the dates of the grants, and accordingly, no compensation expense was recorded. Subsequent to the sale of its assets and cessation of operations, no employees remain in GoTrain at September 30, 2003.

      During the second quarter of 2002, GoTrain also granted 250,000 Subsidiary Stock options to a former officer of, and now consultant to, GoTrain at an exercise price of $0.36 per share. These Subsidiary Stock options were granted in exchange for services through April 16, 2004 and cliff vest on that date. The Subsidiary Stock options were revalued quarterly under the guidance of Statement of Financial Standards No. 123 ("FAS 123") using a Black-Scholes option pricing model. In the first nine months of 2003, $7,000 of stock compensation expense was recognized and charged to general and administrative expenses.

      As of September 30, 2003, options for 250,000 GoTrain shares were outstanding and exercisable.

      Going Concern Basis - Per Share Computation. Basic earnings per share shown on the Going Concern Basis Statements of Operations for the period ended June 30, 2003 is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options and convertible debentures, in the weighted average number of common shares outstanding for a period, if dilutive. The determination of fully diluted earnings per share excludes the impact of additional shares of TENERA common stock, issuable upon the exercise of outstanding stock options, because they are antidilutive. Also excluded from the computation of fully diluted earnings per share as antidilutive are GoTrain Subsidiary Stock options for GoTrain shares of common stock.

      The following table sets forth the computation of basic and diluted loss per share for the Going Concern Basis Statement of Operations for the period ended June 30, 2003 as required by Financial Accounting Standards Board Statement No. 128:

(In thousands, except for per share amounts)

-------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended June 30,          Six Months Ended June 30,
                                                -------------------------------    --------------------------------
                                                    2002              2002             2003               2002
-------------------------------------------------------------------------------------------------------------------
Numerator:
   Net Earnings (loss) ...................      $   4,068        $  (1,299)        $   2,945         $  (2,439)
                                                =============    ==============    =============     ==============
Denominator:
  Denominator for basic earnings per
   share-- weighted-average shares                  9,984            9,984             9,984             9,984
   outstanding............................
  Effect of dilutive securities:
     Employee & Director stock options
     (Treasury stock method) .............             --               --                --                --
                                                -------------    --------------    -------------     --------------
  Denominator for diluted earnings per
  share--weighted-average common and
  common equivalent shares ...............          9,984            9,984             9,984             9,984
                                                =============    ==============    =============     ==============
Basic Earnings (loss) per share  .........      $    0.41        $   (0.13)        $    0.29         $   (0.24)
                                                =============    ==============    =============     ==============
Diluted Earnings (loss) per share  .......      $    0.41        $   (0.13)        $    0.29         $   (0.24)
                                                =============    ==============    =============     ==============

-------------------------------------------------------------------------------------------------------------------

     Comprehensive   Income.  The  Company  does  not  have  any  components  of comprehensive income. Therefore, comprehensive income is equal to net earnings reported for all periods presented.

      Disclosures about Segments of an Enterprise. Upon the cessation of operations, the Company does not have any reportable operating segments.

Note 3. Commitments and Contingencies

      Leases. In the third quarter of 2003, the Company abandoned certain of its leased office facilities in accordance with its cessation of operations. As a result of the adoption of the liquidation basis of accounting, during the quarter ended September 30, 2003, the Company recorded charges of $45,000 to write-off the lease deposits for abandoned facilities and $1,003,000 for the accrual of the estimated contractual costs for its leased office space. The Company is presently in negotiations with the landlord and the actual obligation incurred may vary from the gross contractual obligation. These changes reflect the immediate impact of the liquidation of assets and recognition of contractual lease obligations rather than the realization through the ordinary course of operations.

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

      The Company accrued $55,000 of interest expense in the first six months of 2003 related to these debts. In June 2003, all outstanding subordinated debt and accrued interest was repaid.

Note 5. Gain on Sale of GoTrain Assets

      As previously announced, in June 2003, the Company sold all of the assets of the e-Learning business of its subsidiary, GoTrain Corp to SkillSoft Corporation for approximately $5,000,000 in cash, plus assumption of certain liabilities related to the business. Of the total cash amount, $275,000 reflects the amount held in escrow as security for post closing indemnification obligations (see Note 2 to Consolidated Financial Statements). The net gain on sale from this transaction was $4,879,000.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Forward-Looking Statements

         With the exception of historical facts, the statements contained in this discussion are forward-looking statements, including statements concerning the value of the net assets, the anticipated liquidation value per share of common stock as compared to its market price absent the proposed liquidation, the timing and amounts of distributions of liquidation proceeds to shareholders, and the likelihood of shareholder value resulting from the sale of certain of the significant assets. For this purpose, any statement that is not a statement of historical fact and any statement using the term "believes," "expects," "plans," "anticipates," "estimates" or any similar expression is a forward-looking statement, including without limitation statements concerning the estimated amount and timing of any distribution(s) to stockholders, the timing of our dissolution, liquidation and closure of our stock transfer books and the future operation and wind-down of our business. Those statements include statements regarding our intent, belief, or current expectations, as well as the assumptions on which such statements are based. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements, or industry results, to differ materially from the expectations of future results, performance or achievements expressed or implied by such forward-looking statements. These risks include the risk that the Company may incur additional liabilities, that the sale of the non-cash assets could be lower than anticipated, and that the settlement of the liabilities could be higher than expected, all of which would substantially reduce or eliminate the distribution to the shareholders. Although the Company believes that the expectations reflected in any forward-looking statements are reasonable, the Company cannot guarantee future events or results. Except as may be required under federal law, the Company undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur. Additional risks are detailed in the Company's filings with the Securities and Exchange Commission, including its most recent Form 10-K filed on April 15, 2003 and its Definitive Proxy Statement filed on October 23, 2003.


Cessation of Operations and Orderly Wind Down

      As previously discussed, TENERA, Inc. (including its subsidiaries, "TENERA", or the "Company") has historically provided a broad range of professional and technical services, and web-based e-Learning solutions. The Company's professional and technical services are designed to solve complex management, engineering, environmental, health and safety challenges associated with the management of federal government properties. TENERA's web-based e-Learning products and services, provided through the Company's GoTrain Corp. subsidiary (`GoTrain"), are designed to provide a suite of on-line, interactive, compliance and regulatory-driven training applications for use by clients' employees.

      The Company has historically been principally organized into two operating segments: Professional and Technical Services and e-Learning (see Note 6 to Consolidated Financial Statements).

      As previously announced, TENERA, Inc.'s (including its subsidiaries, "TENERA", or the "Company") shareholders ratified and approved a plan of dissolution and liquidation proposed by the Board of Directors at a Special Meeting of shareholders held on November 14, 2003.

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

      Due to declining revenues, net losses, and declining cash balances, the Company's auditors issued "going concern" opinions at the end of the 2001 and 2002 calendar years. There has been uncertainty on how long the current downturn will last and when a sustained recovery may occur. Any further decline in the clients' markets or in general economic conditions would likely result in a further reduction in demand for the Company's products and services. Additionally, there has been a concern that the Company may have difficulty in collecting outstanding trade receivables from cash constrained clients, causing its own cash flow to be adversely affected. Also, in such an environment, pricing pressures could continue, negatively impacting gross margins.

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

      As a result of these three separate sets of negotiations, the Company completed the sales of each of the subsidiary business operations by June 30, 2003. On July 15, 2003, the Board determined, based upon the expected net cash proceeds from the completed sales and management's belief that the Company would not be able to reduce expenses and personnel further, that the Company would not able to fund the reestablishment of an operating entity in order to profitably sell and market a product or service. The Board also reviewed projected estimates of expenses associated with an orderly liquidation of TENERA, as well as the cash on hand as of June 30, 2003. Since the Company did not have any offers to purchase the remaining non-operating assets, such as trade and note receivables, furniture, and office equipment, at this time or to terminate favorably its long-term obligations, the Company was unable to effectively estimate the value of the net assets upon liquidation. The Board also considered other bankruptcy alternatives (such as provided for by the U.S. Bankruptcy Code) but believed that such alternatives would likely result in higher transaction costs and longer delays, further minimizing any possible distributions to shareholders.

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

      For these reasons, on July 15, 2003 the Board of Directors concluded that the dissolution and liquidation would have the highest probability of returning the greatest value to the shareholders. However, liquidation and dissolution may not create value to the shareholders or result in any remaining capital for distribution to the shareholders. The Company cannot assure you of the precise nature and amount of any distribution to the shareholders pursuant to the plan of dissolution. Uncertainties as to the precise net value of the non-cash assets and the ultimate amount of liabilities make it difficult to predict with certainty the aggregate net value, if any, ultimately distributable to the shareholders. The actual nature and amount of all distributions will depend in part upon the ability to convert the remaining non-cash assets into cash. The Company cannot be certain of the final amount of the liabilities. The following factors will affect the amount of cash that will be available for distribution to shareholders:

     The proceeds from escrowed assets may be less than anticipated if GoTrain does not enjoy favorable outcomes in the completion of the outstanding obligations from the sale of the e-Learning assets.

      GoTrain is obligated under the asset purchase agreement for the e-Learning assets (the "SkillSoft Agreement") to indemnify the warranties and representations of the SkillSoft Agreement for a period of one year. Funds totaling $275,000 were set aside in escrow to meet these commitments and will be released to the parties in accordance with the terms of the SkillSoft Agreement. There can be no assurance that the indemnity period will close without drawing down on escrowed funds. The actual nature and amount of all distributions will depend in part upon our ability to release the remaining escrowed funds to TENERA. If the Company does not enjoy favorable outcomes in the completion of the outstanding escrowed obligations, it may not generate meaningful cash, if any to return to the shareholders.

      The Company many not be able to collect all of the retained receivables.

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

       Claims, liabilities and expenses from administrative activities (such as general and administrative costs, salaries, directors' and officers' insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses) will continue to be incurred as the Company winds down. These expenses will reduce the amount of assets available for ultimate distribution to shareholders. If available cash and amounts received on the sale of non-cash assets are not adequate to provide for the obligations, liabilities, expenses and claims, the Company may not be able to distribute meaningful cash, or any cash at all, to the shareholders.

      The Company may continue to incur the expense of complying with public company reporting requirements. The Company has an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended (the "Act"), even though compliance with such reporting requirements is economically burdensome. In order to curtail such expenses, after the filing the Company's certificate of dissolution, management intends to seek relief from the Securities and Exchange Commission from a substantial portion of the periodic requirements under the Act. In the event such relief is granted, we will continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution alogn with any other reports that the Securities and Exchange Commission may require.

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

      The chief executive officer and chief financial officer, after evaluating the "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report on Form 10-Q has concluded that as of the Evaluation Date, the disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls.

      Subsequent to the Evaluation Date, the Company has ceased operations and has begun the process of liquidating and dissolving. The Company has retained only one regular employee and a small number of associate employees to attend to the orderly disposition of its assets and liabilities. The internal control structure has been modified to adapt to the changes.

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

               A Form 8K, dated November 14, 2003, was filed on November 20, 2003, reporting on the results of the Special Meeting of the Shareholders and the Shareholder's approval of the resolution to ratify and approve the plan of dissolution and liquidation of the Company.


















    __________________________

    (1) Filed herewith

SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  December 30, 2003



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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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



Dated:  December 30, 2003                  /s/ JEFFREY R. HAZARIAN

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